Form 10-Q
period 1997-06-29
CHIEF AUTO PARTS INC
filed 1997-08-12
CIK 934005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission File No. ____________

                             CHIEF AUTO PARTS INC.
             (Exact name of registrant as specified in its charter)



          DELAWARE                  ONE LINCOLN CENTRE, SUITE 200                  13-3440178
(State or other jurisdiction               5400 LBJ FREEWAY               (IRS Employer Identification
     of incorporation or              DALLAS, TEXAS  75240-6223                       No.)
        organization)              (Address of principal executive
                                         offices) (Zip Code)

                                 (972) 341-2000
                        (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           (1)  Yes  [X]    No  [ ]

                           (2)  Yes  [ ]    No  [X]

There were 54,738.28 shares of the registrant's common stock ($.01 par value) outstanding as of August 12, 1997.

================================================================================

                             CHIEF AUTO PARTS INC.
                                   FORM 10-Q
                               TABLE OF CONTENTS



PART 1       FINANCIAL INFORMATION                                                                                        PAGE

             Condensed Balance Sheets - June 29, 1997 and December 29, 1996.........................................       3

             Statements of Income - three months and six months ended June 29, 1997 and June 30, 1996...............       4

             Condensed Statements of Cash Flows - six months ended June 29, 1997 and June 30, 1996..................       5

             Statement of Stockholders' Equity - six months ended June 29, 1997.....................................       6

             Notes to Condensed Financial Statements................................................................       7

             Management's Discussion and Analysis of Financial Condition and Results of Operations..................       10

PART II      OTHER INFORMATION

             Item 1 -- Legal Proceedings............................................................................       13

             Item 6 -- Exhibits and Reports on Form 8-K.............................................................       13

             Signatures.............................................................................................       14

             Index to Exhibits......................................................................................       15

                        PART I -- FINANCIAL INFORMATION

                             CHIEF AUTO PARTS INC.
        CONDENSED BALANCE SHEETS -- JUNE 29, 1997 AND DECEMBER 29, 1996
                                  (UNAUDITED)
                             (dollars in thousands)

                                                  ASSETS
                                                                             JUNE 29,     DECEMBER 29,
                                                                               1997           1996
                                                                             --------     ------------
CURRENT ASSETS:
Cash and equivalents                                                         $   1,152      $   1,140
Accounts receivable, trade                                                       1,948          1,529
Accounts receivable, other, less allowances of $300                              6,212          3,955
Merchandise inventories                                                        146,474        140,418
Deferred income taxes                                                            6,084          6,084
Prepaid and other                                                                1,279          1,014
                                                                             ---------      ---------
    Total current assets                                                       163,149        154,140

PROPERTY AND EQUIPMENT, at cost                                                116,419        109,728
Less accumulated depreciation and amortization                                  26,871         22,018
                                                                             ---------      ---------
    Net property and equipment                                                  89,548         87,710

GOODWILL, less accumulated amortization of $4,134 and $3,574                    41,446         42,006
DEFERRED INCOME TAXES                                                           12,568         13,018
OTHER ASSETS                                                                     6,817          1,474
                                                                             ---------      ---------
    TOTAL                                                                    $ 313,528      $ 298,348
                                                                             =========      =========

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                            $     649      $     622
Current portion of obligations under capital leases                              1,354          1,318
Trade accounts payable                                                          78,577         71,928
Other current and accrued liabilities                                           28,819         32,285
                                                                             ---------      ---------
    Total current liabilities                                                  109,399        106,153

LONG-TERM DEBT, less current portion                                           146,335         62,400
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                          16,976         17,646
OTHER NONCURRENT LIABILITIES                                                    35,935         40,669

COMMITMENTS AND CONTINGENCIES

Common stock, $.01 par, 100,000 shares authorized, shares
    issued and outstanding: 1997: 54,738; 1996: 49,898                               1              1
Additional paid-in capital                                                       5,858         70,815
Less management notes receivable                                                  (908         (1,821)
Retained earnings (deficit)                                                        (68          2,485
                                                                             ---------      ---------
    Total stockholders' equity                                                   4,883         71,480
                                                                             ---------      ---------
    TOTAL                                                                    $ 313,528      $ 298,348
                                                                             =========      =========


                  See notes to condensed financial statements

                             CHIEF AUTO PARTS INC.
           STATEMENTS OF INCOME -- THREE MONTHS AND SIX MONTHS ENDED
                        JUNE 29, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)

                             (dollars in thousands)


                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                     -----------------------   -----------------------
                                                      JUNE 29,     JUNE 30,     JUNE 29,     JUNE 30,
                                                        1997         1996          1997        1996
                                                     ----------   ----------   ----------   ----------
Net sales                                            $  120,322   $  113,506   $  230,176   $  215,766
Cost of goods sold, warehousing and distribution         70,186       65,775      133,467      124,354
                                                     ----------   ----------   ----------   ----------
Gross profit                                             50,136       47,731       96,709       91,412
Selling, general and administrative                      42,379       41,860       83,396       78,345
Depreciation and amortization                             3,410        2,804        6,661        5,470
                                                     ----------   ----------   ----------   ----------
Operating income                                          4,347        3,067        6,652        7,597
Interest expense, net                                     3,745        1,402        5,529        2,842
Other expense, net                                           45            5           55           70
                                                     ----------   ----------   ----------   ----------
Income before income taxes                                  557        1,660        1,068        4,685
Income tax expense                                          109          902          450        2,255
                                                     ----------   ----------   ----------   ----------
Net income                                           $      448   $      758   $      618   $    2,430
                                                     ==========   ==========   ==========   ==========


                  See notes to condensed financial statements

                             CHIEF AUTO PARTS INC.
             CONDENSED STATEMENTS OF CASH FLOWS -- SIX MONTHS ENDED
                        JUNE 29, 1997 AND JUNE 30, 1996
                                  (UNAUDITED)
                             (dollars in thousands)


                                                                            SIX MONTHS ENDED
                                                                         ----------------------
                                                                          JUNE 29,     JUNE 30,
                                                                            1997         1996
                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $     618   $    2,430
Depreciation and amortization                                                6,661        5,470
Increase in merchandise inventories                                         (6,056)     (24,696)
Increase in accounts payable                                                 6,649       22,203
Other balance sheet changes, net                                            (5,299)        (256)
                                                                         ---------    ---------
Net cash provided by operating activities                                    2,573        5,151

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                                   454          127
Additions to property and equipment                                         (8,545)     (10,984)
                                                                         ---------    ---------
Net cash used by investing activities                                       (8,091)     (10,857)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Senior Notes                                         126,200           --
Initial funding of new revolving credit loan                                14,735           --
Net borrowings under new revolving credit loan since initial funding           533           --
Net (payments) borrowings under retired revolving credit loan              (61,000)       6,500
Proceeds from exercise of stock options                                      6,872           --
Payment of deferred compensation                                            (3,995)          --
Payments on management notes receivable for common stock                       913          101
Distribution to stockholders                                               (75,000)          --
Deferred financing costs                                                    (2,789)        (144)
Principal payments on long-term debt                                          (305)        (280)
Other                                                                         (634)        (583)
                                                                         ---------    ---------
Net cash provided by financing activities                                    5,530        5,594
                                                                         ---------    ---------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                 12         (112)
CASH AND EQUIVALENTS, beginning of period                                    1,140        1,202
                                                                         ---------    ---------
CASH AND EQUIVALENTS, end of period                                      $   1,152    $   1,090
                                                                         =========    =========


                  See notes to condensed financial statements

                             CHIEF AUTO PARTS INC.
             STATEMENT OF STOCKHOLDERS' EQUITY -- SIX MONTHS ENDED
                                 JUNE 29, 1997
                                  (UNAUDITED)
                             (dollars in thousands)


                                      COMMON STOCK                   ADDITIONAL RETAINED
                                   ------------------      NOTES      PAID-IN   EARNINGS
                                   SHARES     AMOUNT    RECEIVABLE    CAPITAL   (DEFICIT)     TOTAL
                                   ------    --------    --------    --------   --------    --------
Balance, December 29, 1996         49,898    $      1    $ (1,821)   $ 70,815   $  2,485    $ 71,480
Exercise of stock options           4,840          --                   6,872                  6,872
Payments on notes receivable                                  913                                913
Distribution to stockholders                                         (71,829)     (3,171)    (75,000)
Net income                                                                           618         618
                                   ------    --------    --------    --------   --------    --------
Balance, June 29, 1997             54,738    $      1    $   (908)   $  5,858   $    (68)   $  4,883
                                   ======    ========    ========    ========   ========    ========



                  See notes to condensed financial statements

                             CHIEF AUTO PARTS INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Chief Auto Parts Inc. (the "Company" or "Chief") is engaged in the sale and distribution of automotive parts to the retail and wholesale aftermarket through a chain of 550 stores (located primarily in California and Texas) at June 29, 1997.

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended June 29, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the financial statements for the year ended December 29, 1996 and footnotes thereto included in the Company's May 1997 Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

2.  RECAPITALIZATION

On May 28, 1997, the Company completed a series of related transactions that resulted in the recapitalization of the Company (collectively, such transactions comprise the "Recapitalization"). The primary components of the Recapitalization were as follows:

         o The Company issued $130 million of 10.5% Senior Notes due 2005 (the "Senior Notes"), from which the net proceeds were $126.2 million. Additionally, the Company received $7.8 million from the exercise of stock options and payments on management notes receivable. The Company also made its initial borrowing under a new $100 million revolving credit loan (the "$100 million Revolving Credit Loan").

         o A distribution of $75 million was made to stockholders, and the existing revolving credit loan was repaid in full ($65 million). In addition, the Company paid $4 million of accrued employee incentive compensation, and incurred approximately $6.6 million of deferred financing costs.

3.  LONG-TERM DEBT

Long-term debt consists of the following at June 29, 1997 and December 29, 1996 (in thousands):

                                                      JUNE 29, DECEMBER 29,
                                                        1997       1996
                                                      --------   -------

10.5% Senior Notes, due May 2005                      $130,000   $    --
$100 million Revolving Credit Loan, due May 2002        15,268        --
$7.7 million industrial development bonds,
due through December 1999                                1,716     2,022
$80 million Revolving Credit Loan, retired May 1997         --    61,000
                                                      --------   -------
Total                                                  146,984    63,022
Less current portion                                       649       622
                                                      --------   -------
Long-term debt                                        $146,335   $62,400
                                                      ========   =======


The Senior Notes are unsecured, and the related indenture contains various covenants that, among other things, provide for the maintenance of minimum cash flow levels, and place restrictions on additional indebtedness, payment of dividends, investments, certain asset dispositions, and mergers. On or after May 15, 2001, the Senior Notes may

                    Notes to Condensed Financial Statements


be redeemed at the Company's option, at stated redemption prices. If a change of control (as defined) occurs, the Company may be required to repurchase the Senior Notes.

The $100 million Revolving Credit Loan is secured by Chief's merchandise inventory. Borrowings under this facility are available subject to a borrowing base formula. At June 29, 1997, approximately $69 million was available for borrowing, excluding $15.3 million outstanding at such date. A commitment fee of 0.375% is payable on the unused portion. Covenants contained in the $100 million Revolving Credit Loan are similar to those described above for the Senior Notes.

At the Company's option, interest on the $100 million Revolving Credit Loan is based on either (a) the higher of prime or the federal funds rate plus 0.5% (plus, in either case, a defined margin rate ranging up to 1%), or (b) the London Interbank Offered Rate ("LIBOR") plus a defined margin rate ranging from 1.5% to 2.5%. The weighted average interest rate in effect at June 29, 1997 was 8.16%.

4.  EARNINGS PER SHARE

Earnings per share has not been presented because the information is not considered to be meaningful.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." Chief will adopt each of these statements in fiscal 1998. The Company has not yet determined what effect, if any, these statements will have.

6.  INCOME TAXES

The effective income tax rate for the six months ended June 29, 1997 differs from the expected statutory rate primarily due to the effect of state income taxes and nondeductible goodwill amortization.

7.  CONTINGENCIES

The Company is the defendant in two lawsuits alleging that the Company failed to pay store managers and associate store managers in California for overtime compensation as required by California law. On September 21, 1993, the first lawsuit was filed in the Superior Court of California, County of Alameda, by a former manager. In December 1994, the court denied class certification. Following the Alameda court's denial of class certification, the court required in October 1995 that the Company send notice to all potential plaintiffs (current and former managers as of that date) notifying them of this action and providing them with the opportunity to contact the plaintiffs' attorney. Two hundred and forty-two individual claims have been added to the initial suit.
In addition to the claims filed in Alameda County, on March 5, 1996, 15 current and former employees filed the second lawsuit in the Superior Court of California, County of San Joaquin.

In September 1996, the Company submitted to binding arbitration with respect to eight of the Alameda County plaintiffs. On March 10, 1997, the arbitrator ruled in favor of the eight plaintiffs involved in the arbitration with respect to liability and determined that these eight plaintiffs are entitled to compensation for overtime hours worked, certain penalties and interest and reasonable attorney's fees and costs of arbitration. The arbitrator has not yet made a determination with respect to the amount of damages. This arbitration decision has no binding precedential or stare decisis effect on the remaining 235 plaintiffs' cases. However, regardless of the outcome of the damages phase of the arbitration, the Company may have to litigate, arbitrate or settle the remaining cases and may incur significant legal expenses in connection therewith, and the Company could be subject to significant compensatory damages.

There are approximately 700 store managers and associate store managers previously or currently employed by the Company in California who have not brought or joined in the suit against the Company. During July 1997, the Company and approximately 400 current employees entered into release agreements with respect to any overtime claims that such employees may have had against the Company through the date of the release agreement.

The Company is currently conducting settlement negotiations with the plaintiffs. The parties have placed the law-

                    Notes to Condensed Financial Statements


suits on hold pending the settlement discussions. The Company has recorded a provision for potential losses related to the lawsuits, but management is unable to predict the outcome of the damages phase of the arbitration, the remaining lawsuits or the settlement negotiations, or the probability of additional lawsuits, at this time. However, if a significant number of plaintiffs were to prevail on all elements of their claims against the Company or if a significant number of additional current or former managers were to bring suit and prevail as noted above, it could have a material adverse effect on the Company.

The Company has been and is involved in various other legal proceedings. Management believes that such other litigation is routine in nature and incidental to the conduct of its business, and that none of such other litigation, if determined adversely to the Company, would have a material adverse effect, individually or in the aggregate, on the Company's financial position or results of operations.

                             CHIEF AUTO PARTS INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                              PERCENTAGE OF NET SALES
                                                        -------------------------------------
                                                        THREE MONTHS ENDED  SIX MONTHS ENDED
                                                        ------------------  -----------------
                                                        JUNE 29,  JUNE 30,  JUNE 29,  JUNE 30,
                                                          1997      1996      1997      1996
                                                        -------   -------   -------   -------
Net sales                                                100.0     100.0     100.0     100.0
Cost of goods sold, warehousing and distribution          58.3      57.9      58.0      57.6
                                                         -----     -----     -----     -----
Gross profit                                              41.7      42.1      42.0      42.4
Selling, general and administrative                       35.2      36.9      36.2      36.3
Depreciation and amortization                              2.8       2.5       2.9       2.6
                                                         -----     -----     -----     -----
Operating income                                           3.7       2.7       2.9       3.5
Interest expense, net                                      3.2       1.2       2.4       1.3
Other expense, net                                          --        --        --        --
                                                         -----     -----     -----     -----
Income before income taxes                                 0.5       1.5       0.5       2.2
Income tax expense                                         0.1       0.8       0.2       1.0
                                                         -----     -----     -----     -----
Net income                                                 0.4       0.7       0.3       1.2
                                                         =====     =====     =====     =====

THREE MONTHS ENDED JUNE 29, 1997 VS. THREE MONTHS ENDED JUNE 30, 1996

Net sales increased by $6.8 million, or 6.0%, to $120.3 million in the second quarter of 1997 from $113.5 million in the second quarter of 1996. The increase was due primarily to growth in the Company's store base, as well as a 0.6% increase in comparable store sales.

There were 550 stores open at June 29, 1997 compared to 538 at June 30, 1996. During the second quarter of 1997, the Company opened 11 new stores (including the relocation of 3 stores) and closed 8 stores (including the relocations).

Gross profit increased by $2.4 million, or 5.0%, to $50.1 million in the second quarter of 1997 from $47.7 million in the second quarter of 1996, primarily as a result of sales volume increases. Gross profit margin decreased slightly due to higher markdowns and sales discounts in the second quarter of 1997 compared to the second quarter of 1996.

Selling, general and administrative ("SG&A") expenses increased by $519,000, or 1.2%, to $42.4 million in the second quarter of 1997 from $41.9 million in the second quarter of 1996. The increase was due primarily to an increase in sales volume and a corresponding increase in related expenses such as store labor and occupancy costs. The increase was disproportionate in relation to the increase in net sales due to a decrease in net advertising expense of approximately $1.6 million, which largely offset the increased store labor and occupancy costs. Net advertising expense decreased primarily as the result of "The All New Chief" program, which was launched in the Los Angeles, California market during the first quarter of 1997. In conjunction with this program, the timing of advertising expenditures was affected, as the Company shifted funding that would otherwise have been utilized during the second quarter of 1997 to the first quarter of 1997. On a year-to-date basis, net advertising expense was essentially un-

                         Management's Discussion, cont.


changed from the prior year. As a percentage of net sales, SG&A expenses improved from 36.9% for the second quarter of 1996 to 35.2% for the second quarter of 1997, due principally to the increase in sales volume and the decrease in net advertising expense.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $1.8 million, or 31.5%, to $7.7 million in the second quarter of 1997 from $5.9 million in the second quarter of 1996. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Additionally, the indenture under which the Senior Notes were issued and the $100 million Revolving Credit Loan contain various restrictive covenants which are derived from EBITDA as defined in each of those agreements. EBITDA is not a measure of financial performance under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance.

Depreciation and amortization expense increased by $606,000, or 21.6%, to $3.4 million in the second quarter of 1997 from $2.8 million in the second quarter of 1996. This increase was primarily due to an increase in the depreciable asset base, including leasehold improvements and furniture and equipment, resulting from extensive store remodeling throughout fiscal 1996, as well as to an increase in the number of stores open.

Interest expense increased by $2.3 million, or 167.1%, to $3.7 million in the second quarter of 1997 from $1.4 million in the second quarter of 1996. This increase was due primarily to the sale of the Senior Notes in conjunction with the Recapitalization, which resulted in an increase to long-term debt.

Net income decreased by $310,000, or 40.9%, to $448,000 in the second quarter of 1997 from $758,000 in the second quarter of 1996, due to the factors discussed above.

SIX MONTHS ENDED JUNE 29, 1997 VS. SIX MONTHS ENDED JUNE 30, 1996

Net sales increased by $14.4 million, or 6.7%, to $230.2 million in 1997 from $215.8 million in 1996. The increase was due primarily to growth in the Company's store base, as well as a 1.5% increase in comparable store sales. During 1997, the Company opened 18 new stores (including the relocation of 5 stores) and closed 12 stores (including the relocations).

Gross profit increased by $5.3 million, or 5.8%, to $96.7 million in 1997 from $91.4 million in 1996, primarily as a result of sales volume increases. Gross profit margin decreased slightly due to higher markdowns and sales discounts in 1997 compared to 1996.

SG&A expenses increased by $5.1 million, or 6.4%, to $83.4 million in 1997 from $78.3 million in 1996. The increase was due primarily to an increase in sales volume and a corresponding increase in related expenses such as store labor and occupancy costs. As a percentage of net sales, SG&A expenses improved from 36.3% for 1996 to 36.2% for 1997, due principally to administrative expense controls.

EBITDA increased by $261,000, or 2.0%, to $13.3 million in 1997 from $13.0 million in 1996.

Depreciation and amortization expense increased by $1.2 million, or 21.8%, to $6.7 million in 1997 from $5.5 million in 1996. This increase was primarily due to an increase in the depreciable asset base, including leasehold improvements and furniture and equipment, resulting from extensive store remodeling throughout fiscal 1996, as well as to an increase in the number of stores open.

Interest expense increased by $2.7 million, or 94.5%, to $5.5 million in 1997 from $2.8 million in 1996. This increase was due primarily to the sale of the Senior Notes in conjunction with the Recapitalization, which resulted in an increase to long-term debt.

Net income decreased by $1.8 million, or 74.6%, to $618,000 in 1997 from $2.4 million in 1996, due to the factors

                         Management's Discussion, cont.


discussed above.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company utilizes funds generated from operations and borrowings under credit facilities to meet working capital requirements (principally merchandise inventory) and to fund capital expenditures (principally the opening of new stores, remodeling and expansion of existing stores). At June 29, 1997, the Company had net working capital of $53.8 million (compared to $48 million at December 29, 1996) and $69 million available for additional borrowings under the $100 million Revolving Credit Loan (compared to $18.5 million at December 29, 1996 under the revolving credit loan in place at that time).

During the first six months of 1997, the Company's principal sources of cash were $2.6 million from operations, $126.2 million from the sale of the Senior Notes, $15.3 million from borrowings under the $100 million Revolving Credit Loan, and $6.9 million from the exercise of stock options; collectively $151 million. These amounts were used primarily to fund capital expenditures of $8.5 million, pay a distribution of $75 million to stockholders, and to repay debt of $61 million.

The Company anticipates that substantially all of its new and relocated stores during fiscal 1997 will be financed by arrangements structured as operating leases that require no net capital expenditures by the Company except for fixtures and store equipment. Merchandise inventories and related capital expenditures for the new stores and remodeling are expected to be funded by operations, working capital and credit facilities.

The Company believes that funds provided from operations and from credit facilities currently in place will be sufficient to meet planned financial commitments.

                             Chief Auto Parts Inc.


                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to Note 7 of the notes to condensed financial statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         The following exhibits are filed as part of this report:

         3.1 Fourth Restated Certificate of Incorporation of Chief Auto Parts Inc. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         3.2     Bylaws of Chief Auto Parts Inc. Incorporated by reference to
                 Exhibit 3.2 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         4.1 Form of Indenture between Chief Auto Parts Inc. and First Trust National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.1 1994 Executive Target Bonus Plan, as amended. Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.2 1994 Executive Option Plan of Chief Auto Parts Inc., as amended. Incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.3 Form of 1997 Employee Option Plan of Chief Auto Parts Inc. Incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.4 Nonqualified Executive Retirement Plan of Chief Auto Parts Inc., as amended. Incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.5    Form of New Credit Facility. Incorporated by reference to
                 Exhibit 10.10 to Pre-Effective Amendment No. 5 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.6    Form of Stock Purchase Agreement.

         10.7    Amendment to Stock Pledge Agreement.

         27.1    Financial Data Schedule (electronic filing only).

    (b)  Reports on Form 8-K

         No reports on Form 8-K have been filed by the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CHIEF AUTO PARTS INC.



        Date:    August 12, 1997           /s/      Thomas A. Hough
                                      ------------------------------------------
                                      Thomas A. Hough
                                      Senior Vice President - Finance,
                                      Treasurer, and Chief Financial Officer
                                      (Principal Financial Officer)

        Date:    August 12, 1997           /s/      Patrick J. Corbett
                                      ------------------------------------------
                                      Patrick J. Corbett
                                      Director of Financial Reporting
                                      (Principal Accounting Officer)

                             CHIEF AUTO PARTS INC.
                               INDEX TO EXHIBITS



                    LIST OF EXHIBITS FILED WITH FORM 10-Q
                      FOR THE PERIOD ENDED JUNE 29, 1997


         3.1 Fourth Restated Certificate of Incorporation of Chief Auto Parts Inc. Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         3.2     Bylaws of Chief Auto Parts Inc. Incorporated by reference to
                 Exhibit 3.2 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         4.1 Form of Indenture between Chief Auto Parts Inc. and First Trust National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Pre-Effective Amendment No. 5 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.1 1994 Executive Target Bonus Plan, as amended. Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.2 1994 Executive Option Plan of Chief Auto Parts Inc., as amended. Incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.3 Form of 1997 Employee Option Plan of Chief Auto Parts Inc. Incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.4 Nonqualified Executive Retirement Plan of Chief Auto Parts Inc., as amended. Incorporated by reference to Exhibit 10.9 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.5    Form of New Credit Facility. Incorporated by reference to
                 Exhibit 10.10 to Pre-Effective Amendment No. 5 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

         10.6    Form of Stock Purchase Agreement.

         10.7    Amendment to Stock Pledge Agreement.

         27.1    Financial Data Schedule (electronic filing only).