Form 10-Q
period 1997-09-28
CHIEF AUTO PARTS INC
filed 1997-11-12
CIK 934005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

           For the transition period from              to
                                          ------------    ------------

                          Commission File No. 333-24029



                              CHIEF AUTO PARTS INC.
             (Exact name of registrant as specified in its charter)

    DELAWARE            ONE LINCOLN CENTRE, SUITE 200             13-3440178
(State or other               5400 LBJ FREEWAY                   (IRS Employer
jurisdiction of            DALLAS, TEXAS 75240-6223          Identification No.)
incorporation or       (Address of principal executive
organization)                 offices) (Zip Code)

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

                                Yes [ X ] No [ ]



There were 54,738.28 shares of the registrant's common stock ($.01 par value) outstanding as of November 11, 1997.

================================================================================

                              CHIEF AUTO PARTS INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS


PART 1   FINANCIAL INFORMATION                                                                                PAGE

         Condensed Balance Sheets - September 28, 1997 and December 29, 1996.................................  3

         Statements of Income - three months and nine months ended September 28, 1997 and
         September 29, 1996..................................................................................  4

         Condensed Statements of Cash Flows - nine months ended September 28, 1997 and
         September 29, 1996..................................................................................  5

         Statement of Stockholders' Equity - nine months ended September 28, 1997............................  6

         Notes to Condensed Financial Statements.............................................................  7

         Management's Discussion and Analysis of Financial Condition and Results of Operations...............  9

PART II  OTHER INFORMATION

         Item 1 -- Legal Proceedings......................................................................... 12

         Item 6 -- Exhibits and Reports on Form 8-K.......................................................... 12

         Signatures.......................................................................................... 13

         Index to Exhibits................................................................................... 14

                         PART I -- FINANCIAL INFORMATION

                              CHIEF AUTO PARTS INC.
      CONDENSED BALANCE SHEETS -- SEPTEMBER 28, 1997 AND DECEMBER 29, 1996
                                   (UNAUDITED)
                             (dollars in thousands)

                                     ASSETS
                                                                 SEPTEMBER 28,   DECEMBER 29,
                                                                    1997             1996
                                                                  ---------       ---------

CURRENT ASSETS:
Cash and equivalents                                              $   1,168       $   1,140
Accounts receivable, trade                                            2,301           1,529
Accounts receivable, other, less allowances of $300                   6,285           3,955
Merchandise inventories                                             151,419         140,418
Deferred income taxes                                                 5,777           6,084
Prepaid and other                                                     1,198           1,014
                                                                  ---------       ---------
   Total current assets                                             168,148         154,140

PROPERTY AND EQUIPMENT, at cost                                     119,799         109,728
Less accumulated depreciation and amortization                       29,897          22,018
                                                                  ---------       ---------
   Net property and equipment                                        89,902          87,710

GOODWILL, less accumulated amortization of $4,414 and $3,574         41,166          42,006
DEFERRED INCOME TAXES                                                12,362          13,018
OTHER ASSETS                                                          6,452           1,474
                                                                  ---------       ---------
   TOTAL                                                          $ 318,030       $ 298,348
                                                                  =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                 $     662       $     622
Current portion of obligations under capital leases                   1,315           1,318
Trade accounts payable                                               76,153          71,928
Other current and accrued liabilities                                30,880          32,285
                                                                  ---------       ---------
   Total current liabilities                                        109,010         106,153

LONG-TERM DEBT, less current portion                                161,646          62,400
OBLIGATIONS UNDER CAPITAL LEASES, less current portion               16,649          17,646
OTHER NONCURRENT LIABILITIES                                         25,136          40,669

COMMITMENTS AND CONTINGENCIES

Common stock, $.01 par, 100,000 shares authorized, shares
   issued and outstanding: 1997: 54,738; 1996: 49,898                     1               1
Additional paid-in capital                                            5,858          70,815
Less management notes receivable                                       (908)         (1,821)
Retained earnings                                                       638           2,485
                                                                  ---------       ---------
   Total stockholders' equity                                         5,589          71,480
                                                                  ---------       ---------
   TOTAL                                                          $ 318,030       $ 298,348
                                                                  =========       =========



                   See notes to condensed financial statements

                              CHIEF AUTO PARTS INC.
           STATEMENTS OF INCOME -- THREE MONTHS AND NINE MONTHS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                   (UNAUDITED)
                             (dollars in thousands)


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                      -------------------------       -----------------------
                                                      SEPT. 28,        SEPT. 29,      SEPT. 28,      SEPT. 29,
                                                         1997            1996           1997           1996
                                                      ---------       ---------       --------      ---------

Net sales                                             $ 122,770       $ 114,729       $352,946      $ 330,495
Cost of goods sold, warehousing and distribution         72,682          66,752        206,149        191,106
                                                      ---------       ---------       --------      ---------
Gross profit                                             50,088          47,977        146,797        139,389
Selling, general and administrative                      40,561          48,169        123,957        126,514
Depreciation and amortization                             3,492           2,973         10,153          8,443
                                                      ---------       ---------       --------      ---------
Operating income (loss)                                   6,035          (3,165)        12,687          4,432
Interest expense, net                                     4,836           1,657         10,365          4,499
Other (income) expense, net                                 (20)              1             35             71
                                                      ---------       ---------       --------      ---------
Income (loss) before income taxes                         1,219          (4,823)         2,287           (138)
Income tax expense (benefit)                                513          (1,555)           963            700
                                                      ---------       ---------       --------      ---------
Net income (loss)                                     $     706       $  (3,268)      $  1,324      $    (838)
                                                      =========       =========       ========      =========

                   See notes to condensed financial statements

                              CHIEF AUTO PARTS INC.
             CONDENSED STATEMENTS OF CASH FLOWS -- NINE MONTHS ENDED
                    SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                                   (UNAUDITED)
                             (dollars in thousands)

                                                                               NINE MONTHS ENDED
                                                                          ------------------------
                                                                          SEPT. 28,       SEPT. 29,
                                                                            1997            1996
                                                                          ---------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                         $   1,324       $   (838)
Depreciation and amortization                                                10,153          8,443
Increase in merchandise inventories                                         (11,001)       (29,548)
Increase in accounts payable                                                  4,225         23,529
Other balance sheet changes, net                                            (13,386)         5,496
                                                                          ---------       --------
Net cash (used) provided by operating activities                             (8,685)         7,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                                    454            127
Additions to property and equipment                                         (12,256)       (15,598)
                                                                          ---------       --------
Net cash used by investing activities                                       (11,802)       (15,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Senior Notes                                          126,200             --
Initial funding of new revolving credit loan                                 14,735             --
Net borrowings under new revolving credit loan since initial funding         16,015             --
Net (payments) borrowings under retired revolving credit loan               (61,000)         9,500
Proceeds from exercise of stock options                                       6,872             --
Payment of deferred compensation                                             (3,995)            --
Payments on management notes receivable for common stock                        913            101
Distribution to stockholders                                                (75,000)            --
Deferred financing costs                                                     (2,789)          (144)
Principal payments on long-term debt                                           (463)          (425)
Other                                                                          (973)          (735)
                                                                          ---------       --------
Net cash provided by financing activities                                    20,515          8,297
                                                                          ---------       --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                  28            (92)
CASH AND EQUIVALENTS, beginning of period                                     1,140          1,202
                                                                          ---------       --------
CASH AND EQUIVALENTS, end of period                                       $   1,168       $  1,110
                                                                          =========       ========


                   See notes to condensed financial statements

                              CHIEF AUTO PARTS INC.
             STATEMENT OF STOCKHOLDERS' EQUITY -- NINE MONTHS ENDED
                               SEPTEMBER 28, 1997
                                   (UNAUDITED)
                             (dollars in thousands)

                                       COMMON STOCK                         ADDITIONAL
                                   --------------------         NOTES        PAID-IN     RETAINED
                                   SHARES        AMOUNT      RECEIVABLE      CAPITAL     EARNINGS      TOTAL
                                   ------       -------       --------       -------      ------      -------

Balance, December 29, 1996         49,898       $     1       $ (1,821)      $70,815      $2,485      $71,480
Exercise of stock options           4,840            --                        6,872                    6,872
Payments on notes receivable                                       913                                    913
Distribution to stockholders                                                 (71,829)     (3,171)     (75,000)
Net income                                                                                 1,324        1,324
                                   ------       -------       --------       -------      ------      -------
Balance, September 28, 1997        54,738       $     1       $   (908)      $ 5,858      $  638      $ 5,589
                                   ======       =======       ========       =======      ======      =======



                   See notes to condensed financial statements

                              CHIEF AUTO PARTS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Chief Auto Parts Inc. (the "Company" or "Chief") is engaged in the sale and distribution of automotive parts to the retail and wholesale aftermarket through a chain of 553 stores (located primarily in California and Texas) at September 28, 1997.

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 28, 1997 are not necessarily indicative of the results that may be expected for the year ended December 28, 1997. For further information, refer to the financial statements for the year ended December 29, 1996 and footnotes thereto included in the Company's May 1997 Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

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

3.  LONG-TERM DEBT

Long-term debt consists of the following at September 28, 1997 and December 29, 1996 (in thousands):

                                                       SEPTEMBER 28,  DECEMBER 29,
                                                           1997          1996
                                                         --------      -------

10.5% Senior Notes, due May 2005                         $130,000      $    --
$100 million Revolving Credit Loan, due May 2002           30,750           --
$7.7 million industrial development bonds,
due through December 1999                                   1,558        2,022
$80 million Revolving Credit Loan, retired May 1997            --       61,000
                                                         --------      -------
Total                                                     162,308       63,022
Less current portion                                          662          622
                                                         --------      -------
Long-term debt                                           $161,646      $62,400
                                                         ========      =======

The Senior Notes are unsecured, and the related indenture contains various covenants that, among other things, provide for the maintenance of minimum cash flow levels, and place restrictions on additional indebtedness, payment of dividends, investments, certain asset dispositions, and mergers. On or after May 15, 2001, the Senior Notes may be

                    Notes to Condensed Financial Statements


redeemed at the Company's option, at stated redemption prices. If a change of control (as defined) occurs, the Company may be required to repurchase the Senior Notes.


The $100 million Revolving Credit Loan is secured by Chief's merchandise inventory. Borrowings under this facility are available subject to a borrowing base formula. At September 28, 1997, approximately $56.6 million was available for borrowing, excluding $30.8 million outstanding at such date. A commitment fee of 0.375% is payable on the unused portion. Covenants contained in the $100 million Revolving Credit Loan are similar to those described above for the Senior Notes.


At the Company's option, interest on the $100 million Revolving Credit Loan is based on either (a) the higher of prime or the federal funds rate plus 0.5% (plus, in either case, a defined margin rate ranging up to 1%), or (b) the London Interbank Offered Rate ("LIBOR") plus a defined margin rate ranging from 1.5% to 2.5%. The weighted average interest rate in effect at September 28, 1997 was 7.79%.

4.  EARNINGS PER SHARE

Earnings per share has not been presented because the information is not considered to be meaningful.

5.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." Chief will adopt each of these statements in fiscal 1998. As these statements only require additional disclosures in the Company's financial statements, their adoption will not have any impact on the Company's financial position or results of operations.

6.  INCOME TAXES

The effective income tax rate for the nine months ended September 28, 1997 differs from the expected statutory rate primarily due to the effect of state income taxes and nondeductible goodwill amortization.

7.  CONTINGENCIES

On September 10, 1997, Chief settled two lawsuits in which it was a defendant. The lawsuits were filed in September 1993 in the Superior Court of California, County of Alameda by Stephen Cooper and in March 1996 in the Superior Court of California, County of San Joaquin by 15 current and former store managers. Both lawsuits alleged that the Company failed to pay store managers and associate store managers for overtime compensation as required by California law.

Under the terms of the settlement, the Company paid the plaintiffs and their attorneys an aggregate amount of $9 million. The settlement payments were funded from borrowings under the Company's $100 million Revolving Credit Loan. In light of provisions for potential losses previously recorded by the Company, the settlement had no adverse impact on the results of operations in 1997. In agreeing to settle these lawsuits, the Company did not admit any liability or wrongdoing.

There are approximately 700 store managers and associate store managers previously or currently employed by the Company in California who have not brought or joined in the suits against the Company. During July 1997, the Company and approximately 400 current employees entered into release agreements with respect to any overtime claims that such employees may have had against the Company through the date of the release agreement.

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

                              CHIEF AUTO PARTS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                                                                  PERCENTAGE OF NET SALES
                                                      --------------------------------------------
                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      --------------------    --------------------
                                                      SEPT. 28,  SEPT. 29,    SEPT. 28,  SEPT. 29,
                                                        1997       1996         1997       1996
                                                        ----       ----         ----       ----

Net sales                                               100.0      100.0       100.0      100.0
Cost of goods sold, warehousing and distribution         59.2       58.2        58.4       57.8
                                                        -----      -----       -----      -----
Gross profit                                             40.8       41.8        41.6       42.2
Selling, general and administrative                      33.0       42.0        35.1       38.3
Depreciation and amortization                             2.8        2.6         2.9        2.6
                                                        -----      -----       -----      -----
Operating income (loss)                                   5.0       (2.8)        3.6        1.3
Interest expense, net                                     4.0        1.4         2.9        1.4
Other (income) expense, net                                --         --          --         --
                                                        -----      -----       -----      -----
Income (loss) before income taxes                         1.0       (4.2)        0.7       (0.1)
Income tax expense (benefit)                              0.4       (1.4)        0.3        0.2
                                                        -----      -----       -----      -----
Net income (loss)                                         0.6       (2.8)        0.4       (0.3)
                                                        =====      =====       =====      =====

THREE MONTHS ENDED SEPTEMBER 28, 1997 VS. THREE MONTHS ENDED SEPTEMBER 29, 1996

Net sales increased by $8.0 million, or 7.0%, to $122.8 million in the third quarter of 1997 from $114.7 million in the third quarter of 1996. The increase was due primarily to growth in the Company's store base, as well as a 2.9% increase in comparable store sales.

There were 553 stores open at September 28, 1997 compared to 539 at September 29, 1996. During the third quarter of 1997, the Company opened 11 new stores (including the relocation of 5 stores) and closed 8 stores (including the relocations).

Gross profit increased by $2.1 million, or 4.4%, to $50.1 million in the third quarter of 1997 from $48.0 million in the third quarter of 1996, primarily as a result of sales volume increases. Gross profit margin decreased due to higher markdowns and sales discounts in the third quarter of 1997 compared to the third quarter of 1996, as well as lower purchasing incentives provided by vendors relating to store remodeling.

Selling, general and administrative ("SG&A") expenses decreased by $7.6 million, or 15.8%, to $40.6 million in the third quarter of 1997 from $48.2 million in the third quarter of 1996. The decrease was principally due to a $7.0 million non-cash provision for store closings in 1996, which had no equivalent in 1997. The provision related primarily to the Company's exit from the Little Rock market in 1996. Excluding the non-cash provision in 1996, SG&A decreased by $608,000, or 1.5% in the third quarter of 1997 as compared to the third quarter of 1996. The decrease was due primarily to a decrease in net advertising expense and a credit to expense from the negotiation of favorable lease terminations relating to several closed stores, partially offset by increases in store labor and occupancy costs due to increased sales volume and new stores. As a percentage of net sales, SG&A expenses improved to 33.0% for

                         Management's Discussion, cont.

the third quarter of 1997 from 42.0% for the third quarter of 1996, due principally to the non-cash provision of $7.0 million noted above. Excluding the non-cash provision, SG&A expenses were 35.9% for the third quarter of 1996.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased by $2.7 million, or 40.3%, to $9.5 million in the third quarter of 1997 from $6.8 million (excluding the $7.0 million non-cash provision for store closings) in the third quarter of 1996, due to the factors discussed above. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Additionally, the indenture under which the Senior Notes were issued and the $100 million Revolving Credit Loan contain various restrictive covenants which are derived from EBITDA as defined in each of those agreements. EBITDA is not a measure of financial performance under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance.

Depreciation and amortization expense increased by $519,000, or 17.5%, to $3.5 million in the third quarter of 1997 from $3.0 million in the third quarter of 1996. This increase was primarily due to an increase in the depreciable asset base, including leasehold improvements and furniture and equipment, resulting from extensive store remodeling throughout fiscal 1996, as well as to an increase in the number of stores open.

Interest expense increased by $3.2 million, or 192.0%, to $4.8 million in the third quarter of 1997 from $1.7 million in the third quarter of 1996. This increase was due primarily to the sale of the Senior Notes in conjunction with the Recapitalization, which resulted in an increase to long-term debt.

Net income increased by $4.0 million, to $706,000 in the third quarter of 1997 from a loss of $3.3 million in the third quarter of 1996, due to the factors discussed above.


NINE MONTHS ENDED SEPTEMBER 28, 1997 VS. NINE MONTHS ENDED SEPTEMBER 29, 1996

Net sales increased by $22.5 million, or 6.8%, to $352.9 million in 1997 from $330.5 million in 1996. The increase was due primarily to growth in the Company's store base, as well as a 2.1% increase in comparable store sales. During 1997, the Company opened 29 new stores (including the relocation of 10 stores) and closed 20 stores (including the relocations).

Gross profit increased by $7.4 million, or 5.3%, to $146.8 million in 1997 from $139.4 million in 1996, primarily as a result of sales volume increases. Gross profit margin decreased slightly due to higher markdowns and sales discounts in 1997 compared to 1996, as well as lower purchasing incentives provided by vendors relating to store remodeling.

SG&A expenses decreased by $2.6 million, or 2.0%, to $124.0 million in 1997 from $126.5 million in 1996. The decrease was principally due to a $7.0 million non-cash provision for store closings in 1996 as noted above, which had no equivalent in 1997. The provision related primarily to the Company's exit from the Little Rock market in 1996. Excluding the non-cash provision in 1996, SG&A increased by $4.4 million, or 3.7% in 1997 as compared to 1996. The increase was due primarily to an increase in sales volume and a corresponding increase in related expenses such as store labor and occupancy costs, partially offset by a decrease in net advertising expense and a credit to expense from the negotiation of favorable lease terminations relating to several closed stores. As a percentage of net sales, SG&A expenses improved to 35.1% for 1997 from 38.3% for 1996, due principally to the non-cash provision noted above. Excluding the non-cash provision, SG&A expenses were 36.2% for 1996.

EBITDA increased by $3.0 million, or 15.1%, to $22.8 million in 1997 from $19.8 million (excluding the $7.0 million non-cash provision for store closings) in 1996, due to the factors discussed above.

Depreciation and amortization expense increased by $1.7 million, or 20.3%, to $10.2 million in 1997 from $8.4 million in 1996. This increase was primarily due to an increase in the depreciable asset base, including leasehold improvements and furniture and equipment, resulting from extensive store remodeling throughout fiscal 1996, as well as to an increase in the number of stores open.

                         Management's Discussion, cont.

Interest expense increased by $5.9 million, or 130.4%, to $10.4 million in 1997 from $4.5 million in 1996. This increase was due primarily to the sale of the Senior Notes in conjunction with the Recapitalization, which resulted in an increase to long-term debt.

Net income increased by $2.2 million, to $1.3 million in 1997 from a loss of $838,000 in 1996, due to the factors discussed above.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company utilizes funds generated from operations and borrowings under credit facilities to meet working capital requirements (principally merchandise inventory) and to fund capital expenditures (principally the opening of new stores, remodeling and expansion of existing stores). At September 28, 1997, the Company had net working capital of $59.1 million (compared to $48 million at December 29, 1996) and $56.6 million available for additional borrowings under the $100 million Revolving Credit Loan (compared to $18.5 million at December 29, 1996 under the revolving credit loan in place at that time).

During the first nine months of 1997, the Company's principal sources of cash were $11.5 million from net income and depreciation and amortization, $126.2 million from the sale of the Senior Notes, $30.8 million from borrowings under the $100 million Revolving Credit Loan, and $6.9 million from the exercise of stock options; collectively $175.4 million. These amounts were used primarily to service working capital requirements (including the settlement of two lawsuits for an aggregate amount of $9.0 million), fund capital expenditures of $12.3 million, pay a distribution of $75 million to stockholders, and to repay debt of $61 million.

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

During the fourth quarter of 1997, the Company will begin the process of relocating its Cerritos, California warehouse distribution center to a new facility in Ontario, California. The process should be completed by the end of the first quarter of fiscal 1998. The new facility consists of 447,000 square feet, as compared to 304,000 at the Cerritos location. Both of these facilities are leased under operating leases. The remaining lease commitment for the Cerritos location will be absorbed through a sublet arrangement, and as such there should be minimal future cash outlays for this location after the sublet has commenced. The lease commitment for the Ontario location (initial term of ten years, plus options) will be funded by operations.

The Company believes that funds provided from operations and from credit facilities currently in place will be sufficient to meet planned financial commitments.


FORWARD-LOOKING STATEMENTS

The foregoing Management's Discussion and Analysis contains certain forward-looking statements about the future performance of the Company that are based on management's assumptions and beliefs in light of the information currently available to it. These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from those statements. Factors which may cause such differences are identified in the Company's May 1997 Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029), and are incorporated herein by reference.

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

         27.1   Financial Data Schedule (electronic filing only).

     (b) Reports on Form 8-K

         On September 10, 1997, the Company filed a Current Report on Form 8-K stating under "Item 5. Other Events" that the Company had settled two lawsuits in which it was a defendant. Both lawsuits alleged that the Company failed to pay store managers and associate store managers for overtime compensation as required by California law. Under the terms of the settlement, the Company paid the plaintiffs and their attorneys an aggregate amount of $9 million, for which provision had been previously recorded. In agreeing to settle these lawsuits, the Company did not admit any liability or wrongdoing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CHIEF AUTO PARTS INC.


Date: November 11, 1997               /s/ Thomas A. Hough
                                      ----------------------------------------
                                      Thomas A. Hough
                                      Senior Vice President - Finance,
                                      Treasurer, and Chief Financial Officer
                                      (Principal Financial Officer)

Date: November 11, 1997               /s/ Patrick J. Corbett
                                      ----------------------------------------
                                      Patrick J. Corbett
                                      Director of Financial Reporting
                                      (Principal Accounting Officer)

                              CHIEF AUTO PARTS INC.
                                INDEX TO EXHIBITS


                      LIST OF EXHIBITS FILED WITH FORM 10-Q
                     FOR THE PERIOD ENDED SEPTEMBER 28, 1997


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

     27.1 Financial Data Schedule (electronic filing only).