Form 10-K
period 1997-12-28
CHIEF AUTO PARTS INC
filed 1998-03-30
CIK 934005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 28, 1997

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                          Commission File No. 333-24029


                              CHIEF AUTO PARTS INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                       ONE LINCOLN CENTRE, SUITE 200                           13-3440178
(State or other jurisdiction of                  5400 LBJ FREEWAY                        (IRS Employer Identification No.)
 incorporation or organization)              DALLAS, TEXAS 75240-6223
                                   (Address of principal executive offices) (Zip Code)

                                 (972) 341-2000
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 53,781.03 shares of the registrant's common stock ($.01 par value) outstanding as of March 27, 1998. The registrant does not have any publicly traded shares of common stock.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

================================================================================

                              CHIEF AUTO PARTS INC.
                                    FORM 10-K
                                TABLE OF CONTENTS


                                                          DESCRIPTION                                         PAGE
                                                          -----------                                         ----

PART I     Item 1 -- Business.............................................................................      3
           Item 2 -- Properties...........................................................................     10
           Item 3 -- Legal Proceedings....................................................................     10
           Item 4 -- Submission of Matters to a Vote of Security Holders .................................     11

PART II    Item 5 -- Market for the Company's Common Stock and Related Stockholder Matters ...............     11
           Item 6 -- Selected Historical Financial Data...................................................     12
           Item 7 -- Management's Discussion and Analysis of Financial Condition
                           and Results of Operation.......................................................     14
           Item 8 -- Financial Statements and Supplementary Data..........................................     21
           Item 9 -- Changes in and Disagreements With Accountants on Accounting and
                           Financial Disclosure...........................................................     37

PART III   Item 10-- Directors and Executive Officers of the Company......................................     37
           Item 11-- Executive Compensation...............................................................     38
           Item 12-- Security Ownership of Certain Beneficial Owners and Management ......................     45
           Item 13-- Certain Relationships and Related Transactions.......................................     46

PART IV    Item 14-- Exhibits, Financial Statement Schedules and Reports on Form 8-K .....................     48


           Signatures.....................................................................................     49
           Financial Statement Schedule...................................................................     50
           Index to Exhibits..............................................................................     51

                                     PART I

Throughout this report, Chief Auto Parts Inc. is referred to as "Chief" or "the Company." References to the Company's fiscal year mean the 52- or 53-week period ending on the last Sunday in December. Fiscal 1997 ended on December 28, 1997 (52 weeks) ("1997"), fiscal 1996 ended on December 29, 1996 (52 weeks) ("1996"), fiscal 1995 ended on December 31, 1995 (53 weeks) ("1995"), fiscal 1994 ended on December 25, 1994 (52 weeks) ("1994"), and fiscal 1993 ended on December 26, 1993 (52 weeks) ("1993").

The information contained in this Form 10-K includes statements regarding matters which are not historical facts (including statements as to the Company's plans, beliefs, intentions, anticipations or expectations) which are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements involve certain risks, uncertainties and contingencies, the Company's actual results and the timing of certain events could differ materially from those discussed herein. Factors that could cause or contribute to such differences include those discussed in the Sections captioned "Item 1. Business," "Item 3. Legal Proceedings," and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and those risk factors discussed in Exhibit 99.1 hereto. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements, which revisions may be made to reflect any future events or circumstances, other than through the Company's Quarterly Reports on Form 10-Q and Annual Report on Form 10-K.

ITEM 1. BUSINESS

GENERAL

Chief is one of the nation's largest auto parts and accessories retail chains, both in number of stores and annual revenue, with 552 retail stores as of December 28, 1997 located in five states, primarily concentrated in Southern California and Texas. The Company is a consumer-oriented, specialty aftermarket retailer, primarily serving do-it-yourself ("DIY") customers and, to a lesser extent, commercial customers. Chief's product mix of approximately 17,000 stock keeping units ("SKUs") in its typical retail store features nationally known brand names, as well as private label automotive parts, including new and remanufactured hard parts, accessories and maintenance items.


HISTORY OF THE COMPANY

The original "Chief" automotive retail business began in September 1955 with one store in Norwalk, California near Los Angeles and had grown to 119 retail stores located in the greater Los Angeles area by the time The Southland Corporation ("Southland") purchased this business in December 1978. Southland sold the business to a group of investors and prior management in a leveraged buyout in 1988. In 1992 and 1993, a new management team joined the Company and began to reposition Chief as a full-line retail auto parts and accessories chain.

In June 1994, TCW Special Credits Fund V -- The Principal Fund, a private equity investment fund ("The Principal Fund") and certain of its affiliates acquired Chief (the "Merger"). Pursuant to a subadvisory agreement, Oaktree Capital Management LLC ("Oaktree") manages The Principal Fund. The acquisition provided the Company with access to growth capital, enabling management to focus on operational improvements and growth.

In May 1997, the Company completed a public offering of $130 million of 10.5% Senior Notes (the "Senior Notes"), which together with a series of related transactions resulted in the recapitalization of the Company (collectively, such transactions comprise the "Recapitalization"). The primary components of the Recapitalization were as follows:

       o The Company issued the Senior Notes and common stock (from the exercise of stock options), and made its initial borrowing under a new $100 million revolving credit loan (the "$100 million Revolving Credit Loan").

       o A cash distribution of $75 million was made to stockholders, and the existing revolving credit loan (the "$80 million Revolving Credit Loan") was repaid in full. In addition, the Company paid accrued employee incentive compensation.

BUSINESS STRATEGY

Over the past four years the Company has implemented a business strategy designed to transform Chief from a chain of smaller automotive parts convenience stores to a premier full-line auto parts and accessories retailer for the DIY customer. The central elements of the Company's business strategy include store expansions, relocations and remodeling; expanded number of SKUs; competitive pricing; superior customer service; and enhancements to information systems.


STORE OPERATIONS

Store Formats

Chief's current store prototype is 5,400-6,000 square feet in size, and the Company is aggressively expanding or relocating its smaller stores into larger facilities at better locations. Chief has increased the average size of its stores to 3,945 square feet at December 28, 1997 from 3,312 square feet at year-end 1992.

The following table sets forth certain information regarding the Company's stores by size as of December 28, 1997.

                                                NUMBER      PERCENTAGE
               STORE SIZE                     OF STORES     OF STORES
               ----------                     ---------     ---------

               5,000 sq. ft. or greater           120           22
               4,000 to 4,999 sq. ft              116           21
               3,500 to 3,999 sq. ft              163           29
               3,000 to 3,499 sq. ft               48            9
               Less than 3,000 sq. ft             105           19
                                                -----        -----
               Total                              552          100
                                                =====        =====

The Company emphasizes customer service and convenience with its store size, hours of operation and locations. The Company's stores range from 1,840 to 10,640 square feet, with newer stores averaging 5,400 to 6,000 square feet, and are generally located in neighborhood shopping centers, shopping center pads or other high visibility, high traffic locations. Stores are open at least from 8:00 a.m. to 9:00 p.m., seven days per week, with many stores opening at 6:00 a.m. and many stores staying open until midnight. Seventeen locations are open 24 hours per day. The Company provides its customers with a toll-free telephone number 24 hours per day to assist them in locating the Company's nearest open store. The Company strives to make its stores a convenient shopping environment with easy-to-find products, a speedy check-out process, clean and uncluttered aisles, numerous merchandise displays and attention-getting, in-store signage. In its new and redesigned stores, the Company stocks automotive accessories in self-service shelves and aisles, and stocks "hard" parts, which generally demand a higher level of employee assistance, on "high steel" shelving behind a parts counter, attended by a parts-knowledgeable salesperson.

Geographic Distribution

During 1997, the Company's stores were organized into five geographic regions. Effective in January 1998, the regions were realigned into six regions to better accommodate planned growth in specific markets. Each region is administered by a Regional Vice-President who oversees from four to eight District Managers. District Managers are responsible for eight to 12 stores. The Company's headquarters are located in Dallas, Texas, and the Company operates two warehouse and distribution centers: one near Dallas in Seagoville, Texas and one near Los Angeles in Cerritos, California (which during the fourth quarter of 1997 the Company began to relocate to a new facility in nearby Ontario, California). See "Item 1. Business -- Warehouse and Distribution" and "Item 2. Properties".

STORE DEVELOPMENT AND EXPANSION STRATEGY

The Company operates as a neighborhood store, and promotes this image by generally selecting store sites in high density, high visibility areas such as shopping centers and high traffic street corners. Chief's management continually reevaluates the competitive position and profitability of its stores to determine which stores would benefit from relocation or remodeling and in which areas it should open new stores. The Company has begun to seek locations in smaller communities near cities it currently serves, and which the Company believes are not currently being served by automotive retail chains. The Company is seeking to penetrate further its existing markets in the western United States by (i) expanding successful stores at existing locations and, where necessary, by relocating stores in the same market to maximize sales volume and profitability at proven sites and (ii) adding new stores in markets contiguous to those currently served by the Company in order to increase market penetration, while benefiting from economies of scale in advertising, distribution and management costs.

The Company performs new store site analysis using internally developed methods, procedures and models which incorporate trade area demographics (such as population density, growth patterns, age, per capita income and vehicle traffic counts), competitive aspects (such as the number and type of existing automotive-related facilities, including automotive parts stores and other competitors, within a specified radius of the potential new location) and prior experience from similar types of locations.

The Company plans to open approximately 70 new stores, approximately half of them as relocations of existing stores, and to expand approximately five stores in 1998, primarily in its existing markets. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Financial Condition." As a result of its new, relocated and expanded stores, the Company expects that by the end of 1998, only 12% of its stores will be less than 3,000 square feet. Substantially all of Chief's remodeled, expanded and new stores have the capacity to carry approximately 17,000 SKUs and Chief stores with commercial sales capabilities carry approximately 21,000 SKUs.

The following table sets forth the Company's store development activities during the years indicated:

                                                      1997           1996           1995           1994           1993
                                                      ----           ----           ----           ----           ----

     Stores at beginning of period                     544            520            495            492            495
     New stores                                         23             51             34             18             14
     Relocated stores                                   15             12              3              6              1
     Closed stores (including relocated)               (30)           (39)           (12)           (21)           (18)
                                                    ------         ------         ------         ------         ------
     Stores at end of period                           552            544            520            495            492
                                                    ======         ======         ======         ======         ======

     Remodeled stores                                   24            159             90             38             29
                                                    ======         ======         ======         ======         ======

     Avg. sq. ft. per store at end of period         3,945          3,695          3,489          3,408          3,321
                                                    ======         ======         ======         ======         ======

PRODUCTS

Product Selection. The Company offers a broad selection of nationally recognized name brand and private label automotive products. The product mix of approximately 17,000 SKUs in the Company's typical store is designed to cover a broad range of specific vehicle applications and to meet current customer demand, and includes new and remanufactured hard parts such as alternators, starters, water pumps, brake parts, clutches and shock absorbers; maintenance items such as oil and lubrication products, antifreeze, chemicals, filters and waxes and protectants; and various other products such as lighting systems, electrical components, ignition parts, batteries, spark plugs, belts, hoses, gaskets, tools, equipment, supplies and accessories. The Company also offers certain other parts, such as engines, as special order items. The Company's broad selection of national brand name products includes Monroe shocks, Borg-Warner clutches and clutch parts, Fram air and oil filters, Raybestos brakes, Champion batteries, Bosch spark plugs and oxygen sensors and Gates belts and hoses.

Purchasing. Purchasing for all stores is consolidated at the Company's headquarters in Dallas under the direction of the marketing department. In most cases, the Company buys products directly from manufacturers rather than purchasing from a distributor. Due to the Company's high sales volume, it is generally able to obtain discounts and favorable terms from manufacturers. The Company maintains multiple sources for the majority of the private label brands it carries and has strategic alliances and long-standing relationships with many suppliers. The benefits of these strategic alliances include special merchandise purchases, regional testing of new products supplied to the Company at little or no cost and extended payment terms on certain products. In fiscal 1997, the Company purchased products from approximately 800 suppliers, and no single supplier accounted for more than 11% of the Company's total purchases. Echlin, Inc., one of the Company's strategic partners and suppliers of ignition parts, fuel pumps, brakes and brake parts, accounted for approximately 10.9% of the Company's total purchases during 1997, and GNB Incorporated, a supplier of batteries, accounted for approximately 11.0% of the Company's total purchases during 1997. The Company does not have written agreements with either Echlin, Inc. or GNB Incorporated. Management believes that the Company's relationships with suppliers are excellent. Management also believes that alternative sources of supply exist, at similar cost, for substantially all types of products sold by the Company.

Substantially all of the Company's suppliers ship products to the Company's distribution centers, from which products are delivered to stores once a week. With its continuing program to upgrade the technological capabilities of its stores, the Company currently orders over 90% of its products electronically.

Pricing. The Company's pricing policy focuses on providing customers with high-quality products at competitive prices in each of its markets. The Company conducts regular price checks to ensure that its prices remain competitive, particularly with respect to high profile items, and offers to match competitors' prices on certain of its products such as motor oil. In particularly price sensitive markets, the Company offers a one-year warranty on its products, as an alternative to a more costly lifetime warranty.


WAREHOUSE AND DISTRIBUTION

Throughout 1997, the Company serviced all its stores from two warehouse distribution centers, one located in Cerritos, California, near Los Angeles and one in Seagoville, Texas, near Dallas. During the fourth quarter of 1997, the Company began the process of relocating its Cerritos, California warehouse distribution center to a new facility in Ontario, California. The process should be completed by the end of the first quarter of 1998. The new facility consists of 447,000 square feet, as compared to 304,000 at the Cerritos location. Both of these facilities are leased under operating leases. The remaining lease commitment for the Cerritos location will be absorbed through a sublet arrangement, and as such there should be minimal future cash outlays for this location after the sublet has commenced. The Seagoville facility is owned by the Company.

Substantially all of the Company's merchandise is shipped by vendors to the Company's distribution centers with deliveries being made to each of the Company's stores once per week, with the exception of batteries and Beck-Arnley import parts (see "Commercial Sales Program" below), which are shipped directly to stores by the vendor. In order to improve the efficiency and accuracy of its distribution operations, the Company has installed portable radio frequency computer terminals in its stores and its distribution centers. These terminals automate inventory management, as well as store merchandise returns and shipment quality assurance.

The following table sets forth certain information relating to the Company's Seagoville and Ontario distribution centers:

                                                                  APPROXIMATE       NUMBER
                                                                   TOTAL SIZE     OF STORES
     DISTRIBUTION CENTER         AREA SERVED                       (SQ. FT.)        SERVED
     -------------------         -----------                       ---------        ------

     Seagoville, TX              Texas, Tennessee                   245,000            135
     Ontario, CA                 California, Nevada, Arizona        447,000            417
                                                                    -------        -------
                                     Total                          692,000            552
                                                                    =======        =======

COMMERCIAL SALES PROGRAM

Although Chief's primary focus is the DIY customer, the Company believes that a successful commercial sales program will complement the Company's existing retail business. In 1995, the Company began to develop its commercial sales program, marketed as the Professional Parts Warehouse ("PPW"), by providing service to commercial customers from existing Company stores. The PPW program is targeted towards the professional installer segment (professional mechanics, auto repair shops, auto dealers, fleet owners, mass and general merchandisers) with auto repair facilities and other commercial repair outlets located near the Company's stores. The Company intends to capitalize on its reputation for carrying quality name brand parts and superior customer service in developing the commercial sales program.

As of December 28, 1997, the Company has implemented the PPW program in 35 existing retail stores, including 20 in California, 13 in Texas and two in Nevada, of which 18 were added during 1997. The Company believes that its selective roll-out of this PPW program will lead to continued growth in sales to commercial customers in 1998.

Chief's stores with commercial sales capability generally stock approximately 21,000 SKUs, compared to an average of 17,000 SKUs in other Company stores. Commercial stores typically maintain two delivery trucks and four dedicated drivers in order to make prompt deliveries to commercial customers. The Company currently services incoming commercial sales calls through two centralized commercial call centers, one in Texas, and one in California. Commercial customers call a toll-free number and are automatically routed to their preferred specialist, one member of a two-person team responsible for that commercial customer.

In addition, the Company has implemented a program in certain of its commercial stores in which it stocks 6,000 SKUs of Beck-Arnley products, a quality name brand of import replacement parts, in addition to the approximately 21,000 SKUs normally stocked by commercial stores. The Company believes that the Beck-Arnley products will appeal to commercial customers that repair foreign automobiles which could potentially create a broader commercial customer base for the PPW program.


STORE INFORMATION SYSTEMS

Management has adopted a strategy of enhancing Chief's customer service, productivity and its inventory and merchandising management through selected implementation of new and improved technology-based systems. The Company's store information systems constitute an important part of the Company's operations and growth strategy.

Each of the Company's stores has a point-of-sale system that is linked to an electronic parts catalog ("EPC"). The EPC has been designed to improve the Company's competitiveness by offering improved service to customers. The EPC is a user-friendly tool which catalogs over one million parts and which enables the Company's employees to assist customers in parts selection and ordering. The integration of the point of sale system and the EPC allows employees to ascertain whether Chief carries any particular item listed in the EPC, and speeds the check-out process. The EPC displays related parts that store employees can recommend to the customer for purchase and can be used as a selling tool. Management believes that the EPC enables a faster, more accurate search for customer parts requirements, improves special order capabilities, quickens the pace of new employee training, improves employee confidence in making parts recommendations and can increase sales of related items and reduce returns.

The Company has developed and installed a store-level perpetual inventory system that electronically monitors inventory, allowing employees to determine which products are in stock, on order or overstocked. The Company completed the installation of the perpetual inventory system in all stores during 1997.

During 1997, the Company completed the installation of portable radio frequency ("RF") computer terminals in all stores to reduce labor, increase productivity and facilitate inventory management. The RF terminals validate the inventory in stock in each store and will match such information with the perpetual inventory system.

CUSTOMER SERVICE

The Company believes that a distinct understanding of its customer base is important to providing superior customer service. The Company has conducted extensive market research to characterize its customers and analyze their awareness of the Company. Customer feedback has indicated that Chief customers value five principal qualities in Chief stores -- convenience, value, service, selection and dependability. The Company has focused on enhancing these qualities in order to attract existing and future Chief customers and to improve the quality of the service which the Company can offer to its customers.

As part of its overall operating strategy to position Chief as a premier retailer for the DIY customer and to satisfy customer expectations, the Company has made significant investments in training service personnel and improving store-level systems. This strategy enables the Company's in-store personnel to effectively serve their customers' automotive needs. The Company has made a concerted effort to attract and retain "parts knowledgeable" people who can provide technical assistance to the customer. To better serve its customers, the Company has adopted several service initiatives, including: free testing of ignition control modules, starters, alternators and batteries; free charging of batteries; installation assistance for batteries, windshield wipers, headlights and other selected products; flexible return policies; and lifetime warranties.

The Company believes that recruiting, training and retaining high quality employees is an important ingredient of successful customer service. The Company has implemented structured on-the-job training programs and incentives to encourage the development of technical knowledge by its store personnel enabling them to effectively advise customers on product selection and use. The Company believes that its training programs enable store employees to provide a high level of service to a wide variety of customers ranging from less-informed DIY consumers to more sophisticated purchasers requiring diagnostic advice.


ADVERTISING

The Company has pursued an aggressive advertising campaign designed to enhance the name recognition of the Company and to increase awareness of Chief's key strengths, such as customer service, competitive pricing, quality merchandise, expanded product selection, and convenient locations. The Company's advertising strategy includes television, radio, in-home circular and outdoor billboard advertising. The Company also utilizes an in-store radio advertising and music program and in-store promotional displays that are intended to provide a more pleasant shopping environment, as well as increased product movement. The Company's bright, contemporary logo and supporting outdoor signage are designed to be visible and legible to consumers day and night. In 1997, the Company introduced a new interior decor package designed to significantly enhance the ease of shopping, emphasize the Company's overall market positioning, and draw attention to the high quality national name brands and knowledgeable customer service available at each Chief store. Much of the Company's advertising is co-sponsored by product vendors.

COMPETITION


The Company competes principally in the DIY segment of the automotive aftermarket. Although the number of competitors and the level of competition vary by market area, the DIY market is highly fragmented and generally very competitive. The Company competes primarily with national and regional automotive aftermarket retailers such as AutoZone, Inc., CSK Auto Corporation (Checker, Schuck's, Kragen), Grand Auto, O'Reilly (Hi-Lo) Automotive, Inc. and The Pep Boys -- Manny, Moe and Jack, Inc. The Company's competitors also include
(i) automobile dealers and mass merchandisers that carry automotive replacement parts, maintenance items and accessories such as K mart Corporation, the Target Stores division of Dayton Hudson Corp., Wal-Mart Stores, Inc. and Sears Roebuck & Co. (Western Auto), and (ii) wholesalers or traditional jobber retail stores (some of which are associated with national automotive parts distributors or associations such as National Auto Parts Association ("NAPA")) such as Green Light, Automotive Parts Systems, Big "A" Auto Parts and Carquest. Traditional wholesalers or jobber retailers, such as NAPA, and retail chains also provide significant competition for the Company's commercial business. The Company believes that automotive specialty retailing chains with multiple locations in given market areas, such as the Company, enjoy competitive advantages in purchasing, distribution, advertising and marketing compared to most small independent retailers and jobbers that are not part of a chain or associated with other retail or jobber chains.


The principal competitive factors that affect the Company's business are store location, customer service, quality of employees and product selection, availability, quality and price. While the Company believes that it competes effectively in its various geographic areas, many competitors are larger in terms of sales volume and have greater financial resources than the Company.


EMPLOYEES

As of December 28, 1997, the Company employed a total of 5,598 employees, consisting of 3,349 full-time employees and 2,249 part-time employees. Approximately 87% of these employees were employed in store operations, 8% in administrative or corporate positions and 5% in distribution. On February 13, 1997, the Company entered into a collective bargaining agreement with respect to approximately 20 truck drivers and yard employees at the Company's Cerritos, California distribution center. The Company has had no labor-related work stoppages and believes that its labor relations are good.


TRADENAMES AND TRADEMARKS

The Company owns and has registered the trademarks "Chief Auto Parts," "America's Chief Auto Parts Stores" and "Chief" with the United States Patent and Trademark Office for use in connection with the automotive parts retailing business throughout the United States. The Company owns and has registered the trademark "Professional Parts Warehouse" and "PPW" in connection with its commercial sales program. In addition, the Company owns and has registered numerous trademarks, such as "Ultra Last," for use in connection with many of its private label products including alternators, starters, brake pads and hand tools. The Company believes that its various tradenames and trademarks are important to its merchandising strategy, but that its business is not dependent on any particular service mark, tradename or trademark.


ENVIRONMENTAL MATTERS

The Company is subject to various federal, state and local laws and governmental regulations relating to the operation of its business, including those governing battery recycling and used oil and oil filters, and regarding ownership and operation of real property. The Company handles hazardous materials during its operations, and its customers may also bring or use hazardous materials or used oil onto the Company's properties. The Company also currently provides a recycling program for the collection of used oil and oil filters at certain of its stores as a service to its customers pursuant to agreements with third party vendors. In addition, the Company collects and temporarily holds battery cores pursuant to an agreement with the Company's battery vendor. Pursuant to these agreements, the used oil and oil filters and battery cores are collected by Company employees, deposited into vendor-supplied containers/pallets and then disposed of by the third-party vendors. To date, compliance with applicable laws and regulations has not had a material effect on the Company's results of operations and financial condition. However, environmental laws have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws in the future. There can be no assurance that more stringent environmental laws would not have an adverse effect on the Company's results of operations.

In addition, under environmental laws, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under, or in such property. Such laws often impose joint and several liability and may be imposed without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous or toxic substances. Compliance with such laws and regulations has not had a material impact on the Company's operations to date, but there can be no assurance that future compliance with such laws and regulations will not have a material adverse effect on the Company or its operations. The Company is also indemnified by Southland against losses associated with any environmental contamination existing on the date of the sale of the Company by Southland.


ITEM 2. PROPERTIES

As of December 28, 1997, the Company owned 48 of its 552 operating stores and leased or subleased the remaining 504 stores from third parties under leases expiring between 1998 and 2028. The total square footage of the operating stores at that date was 2,240,000. Seventeen of the Company-owned buildings are located on property which is ground leased from third parties under leases expiring between 1997 and 2007. In most cases, such leases are subject to customary renewal options. The Company owns its 245,000 square-foot distribution center in Seagoville, Texas, leases its 304,000 square-foot distribution center in Cerritos, California, and leases its 27,000 square-foot executive offices in Dallas, Texas. The Company believes that additional facilities, if needed, would be readily available on a timely basis on commercially reasonable terms. In addition, the Company believes that the leased space that houses its existing office, warehouse and distribution facilities is not unique and could be readily replaced, if necessary, at the end of the terms of its existing leases on commercially reasonable terms. The minimum lease term on 62 of the Company's stores under 3,500 square feet will expire before the year 2000 and 21 of the Company's stores under 3,500 square feet are Company-owned. See Note 6 to Notes to Financial Statements.

The table below shows the location and number of the Company's 552 operating stores, eight principal offices and two warehouses by state as of December 28, 1997:

                                   NUMBER OF
                                   OPERATING   NUMBER OF   NUMBER OF
               STATE                STORES      OFFICES    WAREHOUSES
               -----                ------      -------    ----------

               California             390          4          1
               Texas                  127          4          1
               Nevada                  24          -          -
               Tennessee                8          -          -
               Arizona                  3          -          -
                                      ---        ---        ---
               Total                  552          8          2
                                      ===        ===        ===

During the fourth quarter of 1997, the Company began the process of relocating its Cerritos, California distribution center to a new facility in Ontario, California. The process should be completed by the end of the first quarter of fiscal 1998. The new facility consists of 447,000 square feet, as compared to 304,000 at the Cerritos location. Both of these facilities are leased under operating leases. The remaining lease commitment for the Cerritos location will be absorbed through a sublet arrangement, and as such there should be minimal future cash outlays for this location after the sublet has commenced.


ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in a class action entitled "Doug Winfrey, et. al. on their own behalf and on behalf of a class and all others similarly situated, v. Chief Auto Parts Inc., et. al.," filed in The Superior Court of California, County of San Joaquin on August 22, 1995 and then transferred to The Superior Court of California, County of San Francisco on October 26, 1995. The Superior Court denied the plaintiffs' motion for class certification on December 7, 1996. On February 6, 1998, the Court of Appeal reversed the Superior Court's order denying class certification. No substantive proceedings regarding the merits of this lawsuit have yet occurred.

The plaintiffs allege that the Company has a policy and practice of denying hourly employees in California mandated rest periods during their scheduled hours of work. The plaintiffs are seeking damages, restitution, disgorgement of profits, statutory penalties, declaratory relief, injunctive relief, prejudgment interest, and reasonable attorneys fees, expenses and costs. Management is unable to predict the outcome of this lawsuit at this time. The Company believes that the potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to prevail on all of their claims, the amount of damages could be substantial. The Company is vigorously defending against this action.

The Company currently and from time to time is involved in various other legal proceedings incidental to the conduct of its business. Although the amount of liability that may result from these proceedings cannot be ascertained, the Company does not currently believe that, in the aggregate, they will result in liabilities material to the Company's financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the stockholders during the quarter ended December 28, 1997.


                                     PART II


ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company's common stock. As of March 15, 1998, there were 16 record holders of the Company's common stock. The Company did not declare any dividends on outstanding common stock during fiscal 1996. During fiscal 1997, the Company made a $75 million distribution to stockholders. The Company's $100 million Revolving Credit Loan and the Senior Notes Indenture restrict the Company's ability to pay dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity, Capital Resources and Financial Condition."

As part of the Recapitalization, the Company sold 4,839.97 shares of Common Stock pursuant to the exercise of outstanding options by certain management employees for aggregate proceeds of $6.9 million. This sale of common stock was made pursuant to the Company's 1994 Executive Option Plan and was exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 6. SELECTED HISTORICAL FINANCIAL DATA

The following table sets forth selected financial and other data of the Company for the five fiscal years ended December 28, 1997. The historical financial data for the three fiscal years ended December 28, 1997 were derived from the audited Financial Statements of the Company appearing elsewhere in this Form 10-K. The historical financial data for the two fiscal years ended December 25, 1994 were derived from audited financial statements of the Company, which are not presented herein. The Company's fiscal year is the 52- or 53-week period ending on the last Sunday in December. All fiscal years presented are 52 weeks, except fiscal 1995, which is 53 weeks. In addition, the results of operations subsequent to the Merger are not comparable to the results prior to the Merger due to certain purchase accounting adjustments. The following table should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements appearing elsewhere in this Form 10-K.

                                                                               SUCCESSOR (a)                      PREDECESSOR (a)
                                                                --------------------------------------------  ----------------------
                                                                          YEARS ENDED             SIX MONTHS  SIX MONTHS
                                                                -------------------------------     ENDED       ENDED    YEAR ENDED
                                                                 DEC. 28,  DEC. 29,    DEC. 31,    DEC. 25,    JUNE 26,   DEC. 26,
                                                                   1997      1996        1995        1994        1994       1993
                                                                   ----      ----        ----        ----        ----       ----
                                                                     (DOLLARS IN THOUSANDS, EXCEPT PER STORE SQUARE FOOT DATA)

STATEMENT OF INCOME DATA:
   Net sales                                                     $464,665   $438,182   $429,047   $203,878     $195,286   $374,618
   Cost of goods sold, warehousing and distribution (b)           270,150    251,764    251,628    133,390      114,452    224,543
                                                                 --------   --------   --------   --------     --------   --------
   Gross profit (b)                                               194,515    186,418    177,419     70,488       80,834    150,075
   Selling, general and administrative (c)                        160,086    167,064    145,829     70,500       68,642    131,125
   Depreciation and amortization                                   14,259     11,622     10,397      5,020        3,626      7,523
                                                                 --------   --------   --------   --------     --------   --------
   Operating income (loss) (b) (c)                                 20,170      7,732     21,193     (5,032)       8,566     11,427
   Interest expense, net                                           15,357      6,203      6,009      2,533        5,807     12,014
   Other expense (income), net                                         18         66        205         (4)         (41)    (1,183)
                                                                 --------   --------   --------   --------     --------   --------
   Income (loss) before income taxes                                4,795      1,463     14,979     (7,561)       2,800        596
   Income tax expense                                               1,935        359      5,500        537        1,383        370
                                                                 --------   --------   --------   --------     --------   --------
   Net income (loss) (b) (c)                                     $  2,860   $  1,104   $  9,479   $ (8,098)    $  1,417   $    226
                                                                 ========   ========   ========   ========     ========   ========

BALANCE SHEET DATA:
   Cash and equivalents                                          $  1,176   $  1,140   $  1,202   $  1,133     $  1,116   $  1,095
   Working capital (deficit)                                       70,799     47,987     23,961     17,484      (26,075)   (21,705)
   Total assets                                                   314,735    298,348    254,419    229,659      151,414    148,189
   Total debt, including current maturities (d)                   191,855     81,986     63,471     61,130      108,422    117,935
   Stockholders' equity (deficit) (e)                               7,198     71,480     70,275     60,646      (47,303)   (48,820)

SELECTED OPERATING DATA:
   Number of Stores:
       Beginning of period                                            544        520        495        493          492        495
       New stores                                                      23         51         34          9            9         14
       Relocated stores                                                15         12          3          2            4          1
       Closed stores (including relocated)                            (30)       (39)       (12)        (9)         (12)       (18)
                                                                 --------   --------   --------   --------     --------   --------
       End of period                                                  552        544        520        495          493        492
                                                                 ========   ========   ========   ========     ========   ========
   Remodeled stores                                                    24        159         90         25           13         29
   Average square footage per store(f)                              3,945      3,695      3,489      3,408        3,362      3,321
   Total store square footage at period end (in thousands)(f)       2,240      2,084      1,848      1,694        1,673      1,639
   Average net sales per store(f)                                $    848   $    824   $    845   $    413     $    397   $    759
   Average net sales per store square foot(f)                    $    215   $    223   $    242   $    121     $    118   $    229
   Percentage change in comparable store net sales(g)                 1.8%      (2.6)%      1.8%       3.9%         6.0%       1.8%
   EBITDA(h)                                                     $ 34,411   $ 33,288   $ 31,385   $ 12,869     $ 12,233   $ 20,133
   EBITDA margin(i)                                                   7.4%       7.6%       7.3%       6.3%         6.3%       5.4%
   Gross margin(b)                                                   41.9%      42.5%      41.3%      34.6%        41.4%      40.1%
   Capital expenditures                                          $ 17,009   $ 23,275   $ 11,822   $  6,512     $  5,885   $  6,178
   Ratio of earnings to fixed charges(j)                             1.2x       1.1x       2.0x        (j)         1.3x       1.0x

--------------

(a) The Company was party to a merger in June 1994. "Successor" refers to Chief Auto Parts Inc. subsequent to the Merger; "Predecessor" refers to Chief Auto Parts Inc. prior to the Merger. The Merger was accounted for using the purchase method, in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". The assets and liabilities of the Predecessor were revalued and significant adjustments to the assets acquired and liabilities assumed were made to reflect their estimated fair values at the date of the Merger, and accordingly the results of operations subsequent to the date of the Merger are on a different basis than those of the Predecessor Company.

(b) Six months ended December 25, 1994 includes a $12.9 million Merger-related inventory charge.

(c) Year ended December 29, 1996 includes a $14.0 million non-cash provision for (i) store closings primarily related to the Company's exit from the Little Rock market and (ii) legal reserves.

(d)  Total debt comprises long-term borrowings and capital leases.

(e) During the year ended December 28, 1997, in conjunction with the Recapitalization, the Company made a cash distribution of $75.0 million to the stockholders.

(f) Average square footage per store, average net sales per store and average net sales per store square foot are based on the average of the beginning and ending number of stores and store square footage, and are not weighted to take into consideration the actual dates of store openings, closings or expansions. Total square footage at period end is based on the Company's actual store formats and includes normal selling, office, stockroom and receiving space.

(g) The percentage change in comparable store net sales is calculated as the net change in sales for each comparable store for the equivalent period in the prior year. Comparable stores are stores that have been operating for more than 12 months since first opening. During the 13th month of operations, new stores are considered comparable stores. Stores which have been relocated are treated as comparable stores. Closed stores are not categorized as comparable stores.

(h) EBITDA represents income (loss) before interest expense (net), income taxes, depreciation and amortization and, (i) in year ended December 29, 1996, excludes a $14.0 million non-cash provision for (A) store closings primarily related to the Company's exit from the Little Rock market and (B) legal reserves and (ii) in six months ended December 25, 1994, excludes a $12.9 million Merger-related inventory charge. EBITDA is used by the Company for the purpose of analyzing operating performance, leverage and liquidity. Additionally, the indenture under which the Senior Notes were issued and the $100 million Revolving Credit Loan contain various restrictive covenants which are derived from EBITDA as defined in each of those agreements. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity.

(i)  EBITDA margin represents EBITDA as a percentage of net sales.

(j) The ratio of earnings to fixed charges is computed by aggregating income before income taxes and fixed charges and dividing the total by fixed charges. Fixed charges comprise interest on all indebtedness including capital leases and amortization of debt expense, and one-third of rental expense (being that portion of rental expense representative of an interest factor). During the six months ended December 25, 1994, earnings were insufficient to cover fixed charges by $7.6 million, and accordingly such ratio is not presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the "Item 6. Selected Historical Financial Data" and the Financial Statements of the Company and the related notes thereto included elsewhere in this Form 10-K.


GENERAL

Repositioning Program -- In June 1994, The Principal Fund and certain of its affiliates acquired Chief. The acquisition provided the Company with access to growth capital, enabling management to focus on operational improvements and growth. The support and flexibility afforded by this change in Chief's capital structure enabled management to reposition the Company from a chain of smaller automotive parts convenience stores to a full-line auto parts and accessories chain. The repositioning program was completed during the first quarter of 1997.

Since June 1994, the Company has invested approximately $58.6 million in total capital expenditures in connection with its program to reposition Chief in the automotive aftermarket marketplace and has more than doubled the average number of SKUs in its stores. During this period, the Company remodeled 298 of its stores, opened 117 new stores, relocated 32 stores to larger, more favorable locations averaging 5,600 square feet (an increase from approximately 2,730 square feet for such stores prior to relocation), closed 58 small or underperforming stores and introduced Chief's commercial sales program into 35 existing stores. As of December 28, 1997, 79% of the Company's current stores have either been remodeled or opened as new since June 1994.

Recapitalization -- In May 1997, as described in Note 2 to Notes to Financial Statements, the Company completed a public offering of the Senior Notes, which together with a series of related transactions resulted in the recapitalization of the Company. The primary components of the Recapitalization were as follows:

       o The Company issued the Senior Notes and common stock (from the exercise of stock options), and made its initial borrowing under the $100 million Revolving Credit Loan.

       o A cash distribution of $75 million was made to stockholders, the $80 million Revolving Credit Loan was repaid in full, and the Company paid accrued employee incentive compensation.

Store Activity -- The following table summarizes store activity during the last four fiscal years:

                                                      1997        1996        1995        1994
                                                      ----        ----        ----        ----

        Stores at beginning of period                  544         520         495         492
        New stores                                      23          51          34          18
        Relocated stores                                15          12           3           6
        Closed stores (including relocated)            (30)        (39)        (12)        (21)
                                                    ------      ------      ------      ------
        Stores at end of period                        552         544         520         495
                                                    ======      ======      ======      ======

        Remodeled stores                                24         159          90          38
                                                    ======      ======      ======      ======

        Avg. sq. ft. per store at end of period      3,945       3,695       3,489       3,408
                                                    ======      ======      ======      ======

Newly-opened stores are categorized as new stores during the first full year of operations. During the 13th month of operations, new stores are considered comparable stores. Stores that have been relocated are treated as comparable stores. Closed stores (including those closed during the current year) are not categorized as comparable stores. The percentage change in comparable store sales is calculated as the net change in sales for each comparable store for the equivalent period in the prior year.

                              Chief Auto Parts Inc.
                         Management's Discussion, cont.


RESULTS OF OPERATIONS


The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain items included in Chief's Financial Statements.

                                                                     PERCENTAGE OF NET SALES
                                                                 ------------------------------
                                                                 1997         1996         1995
                                                                 ----         ----         ----
STATEMENT OF INCOME DATA:
  Net sales                                                      100.0        100.0        100.0
  Cost of goods sold, warehousing and distribution                58.1         57.5         58.7
                                                                 -----        -----        -----
  Gross profit                                                    41.9         42.5         41.3
  Selling, general and administrative                             34.5         38.1         34.0
  Depreciation and amortization                                    3.1          2.6          2.4
                                                                 -----        -----        -----
  Operating income                                                 4.3          1.8          4.9
  Interest expense, net                                            3.3          1.4          1.4
  Other expense, net                                               --           --           --
                                                                 -----        -----        -----
  Income before income taxes                                       1.0          0.4          3.5
  Income tax expense                                               0.4          0.1          1.3
                                                                 -----        -----        -----
  Net income                                                       0.6          0.3          2.2
                                                                 =====        =====        =====

OTHER DATA:
  EBITDA (a)                                                       7.4          7.6          7.3
                                                                 =====        =====        =====


--------------

(a) As defined in note (h) to the table at "Item 6. Selected Historical Financial Data."


1997 VS. 1996

Net sales. Net sales increased by $26.5 million, or 6.0%, to $464.7 million in 1997 from $438.2 million in 1996. The increase was primarily attributable to growth in the Company's store base (38 stores were opened in 1997) as well as comparable stores sales growth. Comparable store sales increased during 1997 by $7.7 million, or 1.8%, to $430.6 million from $422.9 million in 1996. The comparable store sales increase resulted from a higher average customer transaction size (as measured in dollars), which was partially offset by a lower average number of customer transactions per store.

Gross profit. Gross profit increased by $8.1 million, or 4.3%, to $194.5 million in 1997 from $186.4 million in 1996 due principally to the increased sales volume, the effect of which was partially offset by a lower gross profit margin (41.9% in 1997 compared to 42.5% in 1996). The gross profit margin decrease resulted from higher markdowns and sales discounts in 1997 than in 1996 (in response to competitive factors), and fewer purchasing incentives provided by vendors due to less remodeling and fewer new store openings.

Selling, general and administrative expenses. Selling, general and administrative expenses ("SG&A") decreased by $7.0 million, or 4.2%, to $160.1 million in 1997 from $167.1 million in 1996. The decrease was primarily due to an

                              Chief Auto Parts Inc.
                         Management's Discussion, cont.



unusual $14.0 million non-cash provision in 1996. The non-cash provision was for store closings primarily related to the Company's exit from the Little Rock market and legal reserves. Excluding the non-cash provision in 1996, SG&A increased by $7.0 million, or 4.6%, in 1997, due principally to the increase in the sales volume in 1997 and a corresponding increase in related expenses such as store labor and occupancy costs. As a percentage of net sales, excluding the unusual $14.0 million non-cash provision in 1996, SG&A decreased to 34.5% in 1997 from 34.9% in 1996. This 0.4% decrease was primarily attributable to lower net advertising expenses and a credit to expense from the negotiation of favorable lease terminations related to several closed stores, as well as lower store labor related to remerchandising remodeled stores (as the repositioning program was ongoing during 1996 but was completed early in 1997).

EBITDA. EBITDA increased by $1.1 million, or 3.3%, to $34.4 million in 1997 from $33.3 million in 1996. The increase was principally the result of the increased sales volume and gross profit.

Depreciation and amortization expense. Depreciation and amortization expense increased by $2.6 million, or 22.7%, to $14.3 million in 1997 from $11.6 million in 1996. The increase was primarily attributable to a higher depreciable asset base in 1997 compared to 1996, most notably in leasehold improvements and furniture and equipment. The asset base increased due to extensive store remodeling throughout 1996, and to capital improvements made during 1997 and to the opening of new stores.

Interest expense. Interest expense increased by $9.2 million, to $15.4 million in 1997 from $6.2 million in 1996. The increase was due primarily to the Recapitalization, which resulted in higher debt outstanding than in 1996. Approximately $8.5 million of interest expense in 1997 related to the Senior Notes, which had no equivalent in 1996.

Income taxes. The Company's effective income tax rate increased to 40.4% in 1997 from 24.5% in 1996, as the benefit of previously unrecognized tax assets reflected in 1996 had no equivalent in 1997.

Net income. Net income increased by $1.8 million, or 159.1%, to $2.9 million in 1997 from $1.1 million in 1996 due to the factors discussed above.

1996 VS. 1995

Net sales. Net sales increased by $9.1 million, or 2.1%, to $438.2 million in 1996 from $429.0 million in 1995. The increase was primarily attributable to higher new store sales in 1996 compared to 1995 (63 stores were opened in 1996 compared to 37 in 1995). The increase in new store sales offset a decrease in comparable store sales during 1996. Additionally, 1995 consisted of 53 weeks compared to 52 weeks in 1996; the additional one week's sales of $7.4 million in 1995 had no equivalent in 1996. On a comparable basis (52 weeks compared to 52 weeks), comparable store sales during 1996 decreased by $10.6 million, or 2.6%, to $394.3 million in 1996 from $404.9 million in 1995. The comparable store sales decrease resulted from a lower average number of customer transactions per store, which was partially offset by a higher average value of customer transaction size (as measured in dollars). Management believes that the reduction in customer transactions was attributable to disruptions caused by extensive remodeling efforts during 1996 (159 stores were remodeled in 1996 compared to 90 in 1995), as well as to the opening of new stores in close proximity to existing stores in an effort to extend market penetration.

Gross profit. Gross profit increased by $9.0 million, or 5.1%, to $186.4 million in 1996 from $177.4 million in 1995 due to the increased sales volume and a higher gross profit margin (42.5% in 1996 compared to 41.3% in 1995). The gross profit margin increase resulted from product mix enhancements, improved purchasing terms from primary vendors and additional purchasing incentives provided by vendors due to remodeling and new store openings.

Selling, general and administrative expenses. SG&A increased by $21.2 million, or 14.6%, to $167.1 million in 1996 from $145.8 million in 1995. This increase was primarily due to an unusual $14.0 million non-cash provision for (i) store closings primarily related to the Company's exit from the Little Rock market and
(ii) legal reserves. The remainder of the increase was due to an increase in sales volume and a corresponding increase in related expenses such as store labor, advertising, and occupancy costs. As a percentage of net sales, excluding the unusual $14.0 million non-cash provision, SG&A increased to 34.9% in 1996 from 34.0% in 1995. This 0.9% increase was primarily

                              Chief Auto Parts Inc.
                         Management's Discussion, cont.



attributable to expenses associated with new store openings, additional store labor entailed in remerchandising the remodeled stores, higher store supply expense and additional advertising promotions.

EBITDA. EBITDA increased by $1.9 million, or 6.1%, to $33.3 million in 1996 from $31.4 million in 1995. The increase was principally the result of the increased sales volume and gross profit.

Depreciation and amortization expense. Depreciation and amortization expense increased by $1.2 million, or 11.8%, to $11.6 million in 1996 from $10.4 million in 1995. The increase was primarily attributable to a higher depreciable asset base in 1996 compared to 1995, most notably in leasehold improvements and furniture and equipment. The asset base increased due to capital improvements made during the year (such as the remodeling of stores to accommodate the expanded hard parts merchandise assortment and new store systems) and to the opening of new stores.

Interest expense. Interest expense increased by $194,000, or 3.2%, to $6.2 million in 1996 from $6.0 million in 1995. The increase was due primarily to a higher average outstanding balance under the $80 million Revolving Credit Loan in 1996 compared to 1995, offset partially by lower average interest rates during 1996 compared to 1995.

Income taxes. The Company's effective income tax rate decreased to 24.5% in 1996 from 36.7% in 1995, primarily due to the benefit of previously unrecognized tax assets and lower state taxes.

Net income. Net income decreased by $8.4 million, or 88.4%, to $1.1 million in 1996 from $9.5 million in 1995 due to the factors discussed above.


LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company utilizes funds generated from operations and borrowings under credit facilities to meet working capital requirements (principally merchandise inventory) and to fund capital expenditures (principally the opening of new stores, remodeling and expansion of existing stores, information systems improvements and distribution center improvements). At December 28, 1997, the Company had net working capital of $70.8 million (compared to $48.0 million at December 29, 1996) and $41.1 million available for borrowing under the $100 million Revolving Credit Loan (compared to $18.5 million at December 29, 1996 under the $80 million Revolving Credit Loan).

During 1997, the Company's principal sources of cash were $126.2 million from the sale of the Senior Notes, $43.5 million from borrowings under the $100 million Revolving Credit Loan, and $6.9 million from the exercise of stock options; collectively $176.6 million. These amounts were used primarily to service working capital requirements (including the settlement of two lawsuits for an aggregate amount of $9.0 million), fund capital expenditures of $17.0 million, pay a distribution of $75 million to stockholders, and to retire the $80 million Revolving Credit Loan. During 1996, the Company's principal sources of cash were $1.9 million from operations and $22.5 million from borrowings under the $80 million Revolving Credit Loan, which were used primarily to fund capital expenditures of $23.3 million. During 1995, the Company's principal sources of cash were $9.1 million from operations and $4.0 million from borrowings under the $80 million Revolving Credit Loan, which were used primarily to fund capital expenditures of $11.8 million.

As a result of the Company's new store growth and major remodeling program, the Company's capital expenditures and related investments in property, plant and equipment and merchandise inventories have increased significantly since the Merger. Capital expenditures increased by $11.5 million, or 96.9%, to $23.3 million in 1996 from $11.8 million in 1995. The increase was due primarily to the new store growth and the remodeling program, as well as to distribution center improvements and store-related information systems. During 1997, capital expenditures were $17.0 million, which although $6.3 million lower than in 1996, were nevertheless significantly higher than in 1995. The decrease in 1997 capital expenditures was due primarily to the completion of the repositioning program during the first quarter of 1997. Merchandise inventories increased by $7.8 million, or 5.5%, to $148.2 million in 1997 from $140.4 million in 1996, which in turn reflected an increase of $32.8 million, or 30.5%, from $107.6 million in 1995,

                              Chief Auto Parts Inc.
                         Management's Discussion, cont.



due to the new store growth, the remodeling program, the deliberate expansion of Chief's SKU count in a typical retail store, which has more than doubled to an average of 17,000 SKUs, since 1994, and other changes to product mix.

During the fourth quarter of 1997, the Company began the process of relocating its Cerritos, California warehouse distribution center to a new facility in Ontario, California. The process should be completed by the end of the first quarter of fiscal 1998. The new facility consists of 447,000 square feet, as compared to 304,000 at the Cerritos location. Both of these facilities are leased under operating leases. The remaining lease commitment for the Cerritos location will be absorbed through a sublet arrangement, and as such there should be minimal future cash outlays for this location after the sublet has commenced. The lease commitment for the Ontario location (initial term of ten years, plus options) will be funded by operations.

During 1998, the Company plans to open approximately 70 new stores, approximately half of them as relocations of existing stores, and to expand approximately five stores. The total estimated capital expenditures for such new store openings and existing store relocations and expansions is approximately $13.6 million. The Company anticipates that substantially all of its new and relocated stores during 1998 will be financed by arrangements structured as operating leases that require no net capital expenditures by the Company except for fixtures and store equipment. Merchandise inventories and related capital expenditures for the new stores and remodeling are expected to be funded by operations, working capital and credit facilities.

The Company continued to expand its commercial sales program during 1997. Marketed as the Professional Parts Warehouse, or PPW, the commercial sales program is directed towards the professional installer segment. As of December 28, 1997, the Company had 35 PPW locations, 18 of which were added during 1997. The Company plans to add more commercial locations during 1998, and to add approximately 3,000 to 4,000 new items to the SKU counts at existing PPW locations, such that the typical commercial location will carry approximately 24,000 to 25,000 SKUs.

The Company expects to broaden its commercial expansion during 1998 by introducing a newly-developed depot store concept that will allow for further market penetration in each of the Company's regions by adding approximately 20,000 to 25,000 new SKU items to be housed at strategically-located commercial depot stores that will serve nearby Chief retail stores. Such depot stores will carry approximately 40,000 to 45,000 SKUs, and are expected to be introduced during 1998 (with initial funding provided via vendor participation), with an expected broader implementation during 1999 and beyond. In addition, the Company has implemented a program in certain of its commercial stores in which it stocks 6,000 SKUs of Beck-Arnley products, a quality name brand of import replacement parts, in addition to the approximately 21,000 SKUs normally stocked by commercial stores. The Company believes that the Beck-Arnley products will appeal to commercial customers that repair foreign automobiles which could potentially create a broader commercial customer base for the PPW program.

During 1997, the Company completed the installation of portable radio frequency ("RF") computer terminals in all stores to reduce labor, increase productivity and facilitate inventory management. The total cost of the RF project was approximately $3.0 million. Enhancements are expected to be added to the RF terminals during 1998 to allow for further inventory management capabilities, the cost of which will primarily be in-house. In 1997, the Company upgraded its IBM AS/400 CPU to facilitate technological growth, and the Company expects to make additional upgrades during 1998. Additionally, to better accommodate the Company's expansion that resulted from the repositioning program, and to allow further growth and capacity, Chief expects to install several major information systems improvements during 1998. The most significant systems improvements are the replacement of the primary information system components, including major financial, merchandising and distribution systems, at an estimated total cost of approximately $3.0 million. The new systems are currently in process and are expected to be phased in during 1998. The Company also expects to begin a phased-in implementation of a new store point-of-sale system late in 1998, from which point all new stores are expected to be equipped with the new system; existing stores are expected to receive the new system in phases over the following three years.

                              Chief Auto Parts Inc.
                         Management's Discussion, cont.



The Company believes that funds provided from operations and from credit facilities currently in place will be sufficient to meet planned financial commitments.


EFFECT OF INFLATION AND CHANGING PRICES

Inflation has not had a material effect on the Company's results of operations. Chief has offset the effect of inflation by maintaining profit margins through product mix enhancements and securing favorable purchase terms from primary suppliers. Substantially all of the Company's indebtedness (other than the Senior Notes and capitalized leases) bears stated interest at rates that are subject to fluctuation. The weighted average interest rate in effect on the $100 million Revolving Credit Loan at December 28, 1997 was 8.17%. The weighted average interest rate in effect on the $80 million Revolving Credit Loan was 6.4% at December 29, 1996 and 8.5% at December 31, 1995.


YEAR 2000 COMPLIANCE

As described above in the Liquidity discussion, Chief is currently engaged in the replacement of its primary information system components, including major financial, merchandising and distribution systems. These new systems, which are required in order to address the Company's recent and planned future growth, are all Year 2000-certified. The estimated cost to implement these new systems, which are currently scheduled to be phased into use during 1998, is approximately $3.0 million.

Regarding other significant system components, such as the Company's present store point-of-sales system, networks and personal computers, Chief will utilize both internal and external resources to identify and assess the Year 2000 functionality of such components. The Company has initiated discussions with its primary system vendors regarding Year 2000 compliance, and is currently testing and authenticating such systems. Currently, the total cost of addressing the Year 2000 issue is not expected to have a material adverse effect on the Company's business, financial condition or results of operations.

The Company has initiated formal communications with its primary business partners to determine the extent to which the Company is exposed to failure by those third parties to remediate their own Year 2000 conversion issues. There can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.


NEW ACCOUNTING STANDARDS

During 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," which had no effect on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Board issued No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Chief will adopt these statements in 1998. As these statements only require additional disclosures in the Company's financial statements, their adoption will not have any effect on the Company's financial position or results of operations.

                              Chief Auto Parts Inc.
                         Management's Discussion, cont.



FORWARD-LOOKING STATEMENTS

The information discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements regarding matters that are not historical facts (including statements as to plans, beliefs, intentions, anticipations or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks, uncertainties and contingencies, including those risks discussed in
Exhibit 99.1 hereto, the Company's actual results could differ materially from those discussed above. Forward-looking statements speak only as of the date on which such statement is made. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

\
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS


FINANCIAL STATEMENTS                                                                               PAGE

Report of Independent Accountants.................................................................  22

Balance Sheets at December 28, 1997 and December 29, 1996.........................................  23

Statements of Income for the three years ended December 28, 1997..................................  24

Statements of Cash Flows for the three years ended December 28, 1997..............................  25

Statements of Stockholders' Equity for the three years ended December 28, 1997....................  26

Notes to Financial Statements.....................................................................  27



FINANCIAL STATEMENT SCHEDULES

Schedule II -- Valuation and Qualifying Accounts, for the three years ended
December 28, 1997.................................................................................  50

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Chief Auto Parts Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Chief Auto Parts Inc. at December 28, 1997 and December 29, 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 28, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PRICE WATERHOUSE LLP

Dallas, Texas
February 28, 1998

                              CHIEF AUTO PARTS INC.
            BALANCE SHEETS -- DECEMBER 28, 1997 AND DECEMBER 29, 1996
                             (dollars in thousands)


                                                                         DECEMBER 28,      DECEMBER 29,
                                                                            1997              1996
                                                                         ------------      ------------
                                     ASSETS
CURRENT ASSETS:
Cash and equivalents                                                      $  1,176          $  1,140
Accounts receivable, trade                                                   2,423             1,529
Accounts receivable, other, less allowances of $300                          6,684             3,955
Income tax refund receivable                                                 4,519               --
Merchandise inventories                                                    148,181           140,418
Deferred income taxes                                                        3,696             6,084
Prepaid and other                                                            1,037             1,014
                                                                          --------          --------
        Total current assets                                               167,716           154,140

PROPERTY AND EQUIPMENT, at cost                                            124,080           109,728
Less accumulated depreciation and amortization                              33,145            22,018
                                                                          --------          --------
        Net property and equipment                                          90,935            87,710

GOODWILL, less accumulated amortization of $4,694 and $3,574                40,886            42,006
DEFERRED INCOME TAXES                                                        8,952            13,018
OTHER ASSETS                                                                 6,246             1,474
                                                                          --------          --------
        TOTAL                                                             $314,735          $298,348
                                                                          ========          ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                         $    675          $    622
Current portion of obligations under capital leases                          1,293             1,318
Trade accounts payable                                                      69,955            71,928
Accrued salaries, benefits and related taxes                                 9,686            11,180
Accrued taxes (excluding payroll)                                            3,979             5,146
Other accrued liabilities                                                   11,329            15,959
                                                                          --------          --------
        Total current liabilities                                           96,917           106,153

LONG-TERM DEBT, less current portion                                       174,194            62,400
OBLIGATIONS UNDER CAPITAL LEASES, less current portion                      15,693            17,646
OTHER NONCURRENT LIABILITIES                                                20,733            40,669

COMMITMENTS AND CONTINGENCIES

Common stock, $.01 par, 100,000 shares authorized, shares
   issued and outstanding: 1997: 54,738; 1996: 49,898                            1                 1
Additional paid-in capital                                                   5,858            70,815
Less management notes receivable                                              (835)           (1,821)
Retained earnings                                                            2,174             2,485
                                                                          --------          --------
        Total stockholders' equity                                           7,198            71,480
                                                                          --------          --------
        TOTAL                                                             $314,735          $298,348
                                                                          ========          ========


                        See notes to financial statements

                              CHIEF AUTO PARTS INC.
           STATEMENTS OF INCOME -- THREE YEARS ENDED DECEMBER 28, 1997
                             (dollars in thousands)



                                                          1997            1996            1995
                                                          ----            ----            ----

Net sales                                               $464,665        $438,182        $429,047
Cost of goods sold, warehousing and distribution         270,150         251,764         251,628
                                                        --------        --------        --------
Gross profit                                             194,515         186,418         177,419
Selling, general and administrative                      160,086         167,064         145,829
Depreciation and amortization                             14,259          11,622          10,397
                                                        --------        --------        --------
Operating income                                          20,170           7,732          21,193
Interest expense, net                                     15,357           6,203           6,009
Other expense, net                                            18              66             205
                                                        --------        --------        --------
Income before income taxes                                 4,795           1,463          14,979
Income tax expense                                         1,935             359           5,500
                                                        --------        --------        --------
Net income                                              $  2,860        $  1,104        $  9,479
                                                        ========        ========        ========


                        See notes to financial statements

                              CHIEF AUTO PARTS INC.
         STATEMENTS OF CASH FLOWS -- THREE YEARS ENDED DECEMBER 28, 1997
                             (dollars in thousands)



                                                                                1997            1996            1995
                                                                                ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  2,860        $  1,104        $  9,479
Adjustments to reconcile net income to net cash provided by operations:
  Depreciation and amortization                                                 14,259          11,622          10,397
  Amortization of deferred financing costs                                         717             319             266
  Deferred compensation                                                             79           1,558           1,558
  Provision for store closures and legal reserves                               (1,250)         14,000            --
  Loss on sale of assets                                                            35              95             258
  Provision for deferred income taxes                                            6,454          (1,352)          1,500
  Increase (decrease) from changes in:
    Accounts receivable                                                         (8,142)           (406)           (860)
    Merchandise inventories                                                     (7,763)        (32,785)        (17,565)
    Prepaid and other                                                              (23)           (305)            745
    Other assets                                                                   165             (30)           (101)
    Accounts payable                                                            (1,973)         16,232           5,879
    Accrued salaries, benefits and related taxes                                (1,494)           (749)         (1,661)
    Accrued taxes                                                               (1,167)           (138)         (1,458)
    Other accrued liabilities                                                   (4,630)         (2,956)          2,770
    Other noncurrent liabilities                                               (18,455)         (4,345)         (2,118)
                                                                              --------        --------        --------
Net cash (used) provided by operating activities                               (20,328)          1,864           9,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                                       454             870             149
Additions to property and equipment                                            (17,009)        (23,275)        (11,822)
                                                                              --------        --------        --------
Net cash used by investing activities                                          (16,555)        (22,405)        (11,673)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of Senior Notes, net                                        126,200            --              --
Initial funding of new revolving credit loan                                    14,735            --              --
Borrowings under new revolving credit loan                                      71,938            --              --
Payments under new revolving credit loan                                       (43,205)           --              --
Borrowings under retired revolving credit loan                                  37,700          98,500          67,700
Payments under retired revolving credit loan                                   (98,700)        (76,000)        (63,700)
Proceeds from exercise of stock options                                          6,872            --              --
Issuance of stock, net of notes receivable                                        --              --                47
Payments on management notes receivable for common stock                           986             101             103
Distribution to stockholders                                                   (75,000)           --              --
Deferred financing costs                                                        (2,683)           (372)           --
Principal payments on long-term debt                                              (621)           (572)           (532)
Principal payments on obligations under capital leases                          (1,303)         (1,178)           (965)
                                                                              --------        --------        --------
Net cash provided by financing activities                                       36,919          20,479           2,653
                                                                              --------        --------        --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                     36             (62)             69
CASH AND EQUIVALENTS, beginning of period                                        1,140           1,202           1,133
                                                                              --------        --------        --------
CASH AND EQUIVALENTS, end of period                                           $  1,176        $  1,140        $  1,202
                                                                              ========        ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid                                                                 $ 12,286        $  5,819        $  6,199
                                                                              ========        ========        ========
Income taxes paid                                                             $    920        $  1,700        $  3,688
                                                                              ========        ========        ========


                        See notes to financial statements

                              CHIEF AUTO PARTS INC.
    STATEMENTS OF STOCKHOLDERS' EQUITY -- THREE YEARS ENDED DECEMBER 28, 1997
                             (dollars in thousands)


                                                 COMMON STOCK                        ADDITIONAL   RETAINED
                                            ---------------------        NOTES        PAID-IN     EARNINGS
                                             SHARES       AMOUNT      RECEIVABLE      CAPITAL     (DEFICIT)       TOTAL
                                             ------       ------      ----------      -------     ---------       -----

Balance, December 25, 1994                   49,798         $1         $(1,930)      $ 70,673      $(8,098)     $ 60,646
Issuance of common stock to management          100                        (95)           142                         47
Payments on notes receivable                                               103                                       103
Net income                                                                                           9,479         9,479
                                           --------         --         -------       --------      -------      --------
Balance, December 31, 1995                   49,898          1          (1,922)        70,815        1,381        70,275
Payments on notes receivable                                               101                                       101
Net income                                                                                           1,104         1,104
                                           --------         --         -------       --------      -------      --------
Balance, December 29, 1996                   49,898          1          (1,821)        70,815        2,485        71,480
Exercise of stock options                     4,840                                     6,872                      6,872
Payments on notes receivable                                               986                                       986
Distribution to stockholders                                                          (71,829)      (3,171)      (75,000)
Net income                                                                                           2,860         2,860
                                           --------         --         -------       --------      -------      --------
Balance, December 28, 1997                   54,738         $1         $  (835)      $  5,858      $ 2,174      $  7,198
                                           ========         ==         =======       ========      =======      ========


                        See notes to financial statements

                              CHIEF AUTO PARTS INC.
                          NOTES TO FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

Description of Business -- Chief Auto Parts Inc. (the "Company" or "Chief") is engaged in the sale and distribution of automotive parts to the retail and wholesale aftermarket through a chain of 552 stores (located predominately in California and Texas) at December 28, 1997. At December 28, 1997, 86.2% of Chief's outstanding common stock was owned collectively by The Principal Fund and four affiliates of The Principal Fund. The remaining outstanding common stock is owned primarily by current members of Chief management and a member of the Company's Board of Directors.


Public Reporting Status -- On March 27, 1997, the Company filed a Form S-1 Registration Statement with the Securities and Exchange Commission under the Securities Act of 1933. The registration statement, which became effective on May 23, 1997, pertained to a public offering of debt securities by the Company. As a result of filing the registration statement, the Company is required to file periodic reports with the SEC pursuant to Section 15(d) of the Securities Exchange Act of 1934. Prior to the effective date of the registration statement, the Company had no public reporting obligations.

Fiscal Year -- The Company's fiscal year is the 52- or 53-week period ending on the last Sunday in December. Fiscal 1997 ended on December 28, 1997 (52 weeks) ("1997"), fiscal 1996 ended on December 29, 1996 (52 weeks) ("1996"), and fiscal 1995 ended on December 31, 1995 (53 weeks) ("1995").

Merchandise Inventories -- Inventories are valued at the lower of cost or market. Cost is determined on the retail method for retail store inventories, and the weighted average cost method for warehouse inventories.

Property and Equipment -- Property and equipment, exclusive of capital leases, are stated at cost. Significant additions and improvements are capitalized; expenditures for maintenance and repairs are expensed. Costs incurred in the selection and development of new store sites are capitalized as construction costs and amortized over the lesser of the estimated useful life or the term of the lease. Gains and losses on the disposition of property and equipment are recognized in the period incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from three to twenty-five years. Assets under capital leases are stated at the lower of the present value of the minimum lease payments to be made during the term of the lease or the fair value of the leased asset. Amortization of such property is provided using the straight-line method over the term of the lease. The Company periodically reviews the net realizability of its long-lived assets through an assessment of the estimated future cash flows related to such assets. In the event that assets are found to be carried at amounts which are in excess of estimated gross future cash flows, then the assets will be adjusted for impairment to a level commensurate with a discounted cash flow analysis of the underlying assets.


Goodwill -- Goodwill is being amortized on the straight-line method over 40 years. Amortization for 1997, 1996, and 1995 was $1,120,000, $1,430,000, and
$1,430,000, respectively. The Company evaluates the realizability of goodwill at each balance sheet date based upon expectations of undiscounted cash flows and operating income. The Company believes that no impairment of goodwill exists at December 28, 1997.

Advertising Costs -- Advertising costs are expensed the first time the advertising takes place. For 1997, 1996, and 1995, advertising expense, net of reimbursements by vendors, was $1,830,000, $3,842,000 and $2,771,000, respectively.

Income Taxes -- Income tax expense is based on the liability method. Deferred income taxes are provided for differences between tax laws and financial accounting standards regarding the recognition and measurement of assets, liabilities, revenues and expenses using presently enacted tax rates. Such differences result principally from different methods of purchase price allocation for tax and financial accounting purposes, depreciation, lease transactions, and provisions for store closings.

Store Closing Costs -- The costs associated with closing stores are accrued when the decision is made to close a location, and include disposition of property and equipment and associated other costs. In the event a store is closed before its lease has expired, a provision is recorded for the estimated remaining lease obligation, less estimated sublease income, if any.

                              Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



Earnings per Share -- Earnings per share have not been presented, as the information is not considered meaningful. The Company has no publicly traded shares of common stock.

Stock Options -- During 1996 the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") for disclosure purposes only. This statement requires expanded disclosures of stock-based compensation arrangements with employees, and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument. As more fully described at Note 8, the Company has opted to continue the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and accordingly, the application of SFAS 123 has no effect on the Company's financial position or results of operations.

Concentrations of Credit Risk -- Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of accounts receivable (trade and other). Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers. The Company's historical experience in collection of accounts receivable falls within the recorded allowances, and no additional credit risk beyond such allowances is believed inherent in the Company's accounts receivable.

New Accounting Pronouncements -- During 1997, the Company adopted Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," which had no effect on the Company's financial position or results of operations.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," and No. 131, "Disclosures about Segments of an Enterprise and Related Information." In February 1998, the Board issued No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." Chief will adopt these statements in 1998. As these statements only require additional disclosures in the Company's financial statements, their adoption will not have any effect on the Company's financial position or results of operations.

Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results may differ from these estimates.


2. PUBLIC DEBT OFFERING & RECAPITALIZATION

On May 28, 1997, the Company completed a public offering of the Senior Notes, which together with a series of related transactions resulted in the recapitalization of the Company. The primary components of the Recapitalization were as follows:

       o The Company issued the Senior Notes, from which the net proceeds were $126,200,000. Additionally, the Company received $6,872,000 from the exercise of stock options, and $908,000 from payments on management notes receivable. The Company also made its initial borrowing under the $100 million Revolving Credit Loan.

       o A distribution of $75,000,000 was made to stockholders, and the $80 million Revolving Credit Loan was repaid in full ($65,000,000). In addition, the Company paid $3,995,000 of accrued employee incentive compensation, and incurred $6,483,000 of deferred financing costs.

                              Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



The Senior Notes, which were registered under the Securities Act of 1933 through the filing of Form S-1, are discussed more fully at Note 4, as is the $100 million Revolving Credit Loan.

3. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 28, 1997 and December 29, 1996 (in thousands):

                                                           1997         1996
                                                           ----         ----

               Land                                      $ 11,179     $ 11,935
               Buildings                                   13,778       14,037
               Leasehold improvements                      19,960       15,194
               Furniture and equipment                     55,540       43,905
               Assets under capital leases                 20,535       21,356
               Equipment and construction in process        3,088        3,301
                                                         --------     --------
               Property and equipment, at cost           $124,080     $109,728
                                                         ========     ========


4. LONG-TERM DEBT

Long-term debt consists of the following at December 28, 1997 and December 29, 1996 (in thousands):

                                                                            1997         1996
                                                                            ----         ----

               10.5% Senior Notes, due May 2005                           $130,000     $   --
               $100 million Revolving Credit Loan, due May 2002             43,468         --
               $7.7 million industrial development bonds, interest at
                 the higher of 8% or 75% of prime (8% at
                 December 28, 1997), due through December 1999               1,401        2,022
               $80 million Revolving Credit Loan, retired May 1997            --         61,000
                                                                          --------     --------
               Total                                                       174,869       63,022
               Less current portion                                            675          622
                                                                          --------     --------
               Long-term debt                                             $174,194     $ 62,400
                                                                          ========     ========

The Senior Notes are unsecured, and are effectively subordinated to the Company's secured indebtedness. Interest on the Senior Notes is payable on May 15 and November 15 of each year, commencing November 15, 1997. The Senior Notes are not redeemable prior to May 15, 2001, except that until May 15, 2000, the Company may redeem up to an aggregate of 36% of the principal amount of the Senior Notes at 110.5% of the principal amount plus accrued interest to the date of redemption with the net proceeds of one or more Public Equity Offerings (as defined) if at least 64% of the original aggregate principal amount of the Senior Notes remains outstanding after each such redemption. On or after May 15, 2001, the Senior Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 105.25% in 2001 to 100.00% in 2003, plus accrued interest to the date of redemption. If a change of control (as defined) occurs, the Company may be required to repurchase the Senior Notes at 101% plus accrued interest. The related indenture contains various covenants that, among other things, provide for the maintenance of minimum cash flow levels, and place restrictions on additional indebtedness, payment of dividends, investments, certain asset dispositions, and mergers.

The $100 million Revolving Credit Loan is secured by Chief's merchandise inventory. Borrowings under this facility are available subject to a borrowing base formula and are reduced by letter of credit usage. At December 28, 1997, $41,131,000 was available for borrowing, excluding $43,468,000 outstanding at such date, and a $278,000 letter of

                              Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



credit. A commitment fee of 0.375% is payable on the unused portion. The commitment term of this facility expires in May 2002. At the Company's option, interest on the $100 million Revolving Credit Loan is payable monthly, quarterly or on the last day of defined interest periods, based on either (a) the higher of prime or the federal funds rate plus 0.5% (plus, in either case, a defined margin rate ranging up to 1%), or (b) the London Interbank Offered Rate ("LIBOR") plus a defined margin rate ranging from 1.5% to 2.5%. The weighted average interest rate in effect at December 28, 1997 was 8.17%. Covenants contained in the $100 million Revolving Credit Loan are similar to those described above for the Senior Notes.

The Company is in compliance with the covenants contained in the Senior Notes indenture and the $100 million Revolving Credit Loan at December 28, 1997.

Deferred financing costs are amortized over the life of each commitment. Amortization is included as interest expense in the accompanying statement of income. Deferred financing costs, net of accumulated amortization, were $5,923,000 and $985,000, at December 28, 1997 and December 29, 1996,
respectively.

The aggregate maturities of long-term debt for the years subsequent to December 28, 1997 are as follows (in thousands):

               Fiscal Year:
                   1998                $    675
                   1999                     726
                   2000                     --
                   2001                     --
                   2002                  43,468
                   Thereafter           130,000
                                       --------
               Total payments          $174,869
                                       ========


5. PROVISION FOR STORE CLOSURES

During 1996, the Company recorded a charge to expense relating to stores identified for closing during 1996, primarily related to the exit from the Little Rock, Arkansas market. The provision was based on the Company's best estimate of the costs associated with closing the stores, and was comprised primarily of the anticipated lease obligations for these stores, and losses on the disposal of store-related assets. During 1997, the Company negotiated favorable lease terminations related to several closed stores, and recorded a credit to expense as a result.


6. LEASES

The Company leases facilities and equipment under noncancelable capital and operating leases expiring in various years through 2028. The lease agreements covering facilities generally require that the Company pay a pro rata share of common area maintenance, insurance, utilities and ad valorem taxes, for which provision has been made currently. Certain lease agreements covering facilities require that the Company pay a percentage of sales over a specified minimum level, for which provision has been made currently.

                             Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



Future minimum lease payments under capital and operating leases at December 28, 1997 are as follows (in thousands):

                                                            CAPITAL         OPERATING
                                                            LEASES            LEASES
                                                            ------            ------
                Fiscal Year:
                   1998                                    $ 2,610          $ 34,428
                   1999                                      2,566            32,379
                   2000                                      2,613            29,444
                   2001                                      2,534            26,404
                   2002                                      2,467            24,531
                   Thereafter                               13,578            81,146
                                                           -------          --------
                Total minimum lease payments                26,368          $228,332
                                                                            ========
                Less imputed interest                        9,382
                                                           -------
                Present value of lease payments             16,986
                Current portion                              1,293
                                                           -------
                Long-term portion                          $15,693
                                                           =======

Rent expense under operating leases for 1997, 1996, and 1995 was $32,522,000, $28,395,000, and $24,826,000, respectively. Contingent rentals were not significant. Assets under capital leases consist of the following at December 28, 1997 and December 29, 1996 (in thousands):

                                                    1997         1996
                                                    ----         ----

               Buildings                          $20,142      $20,963
               Furniture  and equipment               393          393
                                                  -------      -------
               Total                               20,535       21,356
               Less accumulated amortization        6,596        4,945
                                                  -------      -------
               Net                                $13,939      $16,411
                                                  =======      =======


7. INCOME TAXES

Components of income tax expense for 1997, 1996, and 1995 were as follows (in thousands):

                                                           1997            1996           1995
                                                           ----            ----           ----
               Current:
                 Federal                                 $(4,519)        $ 1,261         $2,950
                 State                                      --               450          1,050
               Deferred:
                 Federal                                   6,454          (1,352)         1,500
                                                         -------         -------         ------
               Total                                     $ 1,935         $   359         $5,500
                                                         =======         =======         ======

                              Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



Income tax expense differs from the amount computed by applying the U.S. federal income tax rate (34%) because of the effect of the following items (in thousands):

                                                                    1997         1996         1995
                                                                    ----         ----         ----

               Tax at U.S. federal rate                             $1,630       $ 497       $ 5,093
               State income taxes, net of U.S. federal benefit        --           297           693
               Goodwill amortization                                   381         486           486
               Benefit of previously unrecognized tax assets          --          (834)       (1,144)
               Other, net                                              (76)        (87)          372
                                                                    ------       -----       -------
               Total                                                $1,935       $ 359       $ 5,500
                                                                    ======       =====       =======


The major deferred tax asset (liability) items at December 28, 1997 and December 29, 1996 are as follows (in thousands):

                                                                 1997           1996
                                                                 ----           ----

               Accruals not deducted for tax purposes         $  8,217       $ 15,845
               Tax loss carryforwards                            4,246           --
               Provisions for merchandise realignment,
                 store closures and related dispositions         3,797          6,697
               Tax credit carryforwards                          3,141          1,762
               Inventory cost capitalization                     1,990          1,956
               Capital leases                                    1,219            995
               Deferred gains from sale leasebacks                 936          1,021
               Unfavorable lease obligations                       867            908
               Other                                            (1,341)           342
                                                              --------       --------
               Net before valuation allowance                   23,072         29,526
               Valuation allowance                             (10,424)       (10,424)
                                                              --------       --------
               Net deferred tax assets                        $ 12,648       $ 19,102
                                                              ========       ========


At December 28, 1997, the Company had gross deferred tax assets of $24,632,000, and gross deferred tax liabilities of $1,560,000. The net deferred tax assets have been adjusted by a valuation allowance of $10,424,000. During 1996, in assessing the required valuation allowance against the deferred tax asset, the Company concluded that it was more likely than not that a portion of the deferred tax assets would be used to offset future tax. Accordingly, the Company reduced the valuation allowance by $10,000,000 during 1996, with a reduction in goodwill to reflect deferred tax assets acquired in the Merger. A substantial portion of the valuation allowance at December 28, 1997 relates to assets which were acquired in the Merger.

The Company has net operating loss carryforwards of approximately $10,700,000, which will expire in 2012. Additionally, the Company has an alternative minimum tax credit carryforward of $2,001,000 which has no expiration, and general business credit carryforwards of $1,140,000, which will begin to expire in 2004. The Company has recorded an income tax receivable of $4,519,000 for the anticipated refund from the current use of net operating losses.


8. STOCKHOLDERS' EQUITY

Management Notes Receivable -- Several members of Company management have purchased shares of Chief common stock, for which partial consideration is in the form of notes made payable to Chief. The notes, which bear interest ranging from 6.11% to 7.05% (payable annually), are due through 2003. Mandatory prepayments of principal are due under certain circumstances. In conjunction with the Recapitalization, the payment terms were revised, such that 50% of the principal amount outstanding at the date of the Recapitalization was repaid to the Company.

                              Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



Options -- In accordance with the Chief Auto Parts Inc. 1994 Executive Option Plan (the "1994 Option Plan"), options to purchase 5,488 shares of common stock can be granted to certain employees and directors. The exercise price of the options was set at $1,420 per share, but was reduced to $49.55 per share by the Board of Directors in December 1997. The option exercise price was reduced by the per share amount of the distribution that the Company's stockholders received in the Recapitalization. The options become exercisable (vest) in 25% increments and may be exercised at any time after becoming exercisable until the options expire. The 1994 Option Plan will terminate on June 30, 2004. In conjunction with the Recapitalization, the vesting schedule was accelerated, such that all outstanding options became exercisable at the date of the Recapitalization, and all such options held by employees were exercised at that time at $1,420 per share. At December 28, 1997, options to purchase 444 shares of common stock at $49.55 per share were outstanding under this plan.

In connection with the Recapitalization, the Company adopted the Chief Auto Parts Inc. 1997 Employee Option Plan (the "1997 Option Plan"). Under this plan, options to purchase 1,400 shares of common stock can be granted to certain employees, at an exercise price to be set at the time of grant. The options become exercisable (vest) in 25% increments, and may be exercised at any time after becoming exercisable until the options expire. The 1997 Option Plan will terminate on May 31, 2007. As of December 28, 1997, no options had been granted under this plan.

A summary of option activity for 1997, 1996, and 1995 is as follows:

                                                                1997         1996        1995
                                                                ----         ----        ----

               Outstanding at beginning of year                 5,284        5,284       4,984
               Granted                                           --           --           300
               Exercised                                       (4,840)        --          --
               Forfeited                                         --           --          --
                                                               ------       ------      ------
               Outstanding at end of year                         444        5,284       5,284
                                                               ======       ======      ======

               Exercisable at end of year                         444        2,567       1,246
                                                               ======       ======      ======

The Company accounts for the 1994 Option Plan and the 1997 Option Plan under APB 25, under which no compensation expense has been recognized for the options granted because the exercise price has equaled the fair value of the Company's common stock at the date of grant.

The Company adopted SFAS 123 during 1996, for disclosure purposes only. During the phase-in period of SFAS 123, the Company was required to disclose pro forma information regarding the options granted in 1995. For SFAS 123 purposes, the fair value of the options granted during 1995 was estimated using the Black-Scholes options pricing model, and the pro forma effect on the Company's net income for 1997, 1996, and 1995 was insignificant.

Distribution to Stockholders -- In conjunction with the Recapitalization, a distribution of $75,000,000 was made to the stockholders. The distribution consisted primarily of a partial return of the stockholders' investment in Chief, and accordingly, additional paid-in capital was reduced by $71,829,000.

Warrants -- In conjunction with the Merger, stock purchase warrants were issued to the Predecessor's equityholders, exercisable for an aggregate of 10% of the outstanding shares of common stock of the Company on a fully-diluted basis, after the issuance of stock and stock options to management. At December 28, 1997, 6,090 shares may be purchased under the warrants, at an exercise price of $326 per share (as adjusted for the effect of the Recapitalization). The exercise price is increased quarterly by an interest factor. All of the warrants can be exercised in whole or in part, are transferable under certain conditions, and contain provisions requiring the Company to reserve a number of authorized and unissued shares sufficient to exercise the warrants at any time. The number of shares issuable is subject to adjustment under anti-dilution provisions contained in the warrants. The warrants expire on June 27, 2004.

                              Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



9. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution benefit plan covering substantially all employees with more than one year of service. Plan assets, distributions and reporting are administered by a third party. The plan's assets include, at the participant's choice, a guaranteed interest fund, a government securities fund, a stock emphasis balanced fund, and a U.S. stock fund. Employees may contribute to their individual accounts, and Chief may provide a matching contribution. During 1997, 1996, and 1995, Chief contributed approximately $310,000, $300,000 and $200,000, respectively, to the plan.

Chief provides health and other insurance benefits for employees and their dependents through health maintenance organizations ("HMO"). Prior to January 1, 1996, the Company also offered an indemnity plan to employees, which has been discontinued. During 1995, Chief paid total claims of approximately $843,000 through the indemnity plan.

In accordance with the Chief Auto Parts Inc. 1994 Executive Target Bonus Plan (the "Bonus Plan"), key employees of the Company may earn bonuses if targeted levels of income (as defined) are obtained by Chief. The original terms of the Bonus Plan specified that accrued bonuses would be payable when a participant exercises options to purchase shares of Chief's common stock. In conjunction with the Recapitalization, $3,995,000 of such bonuses (accrued through and as of December 29, 1996) were paid to participants in tandem with their exercise of options to purchase Chief's common stock. Effective with the Recapitalization, the Bonus Plan was amended such that future bonuses are payable annually. The Bonus Plan will terminate on June 30, 2004. The deferred compensation expense for this plan during 1997, 1996, and 1995 was $79,000, $1,558,000, and
$1,558,000, respectively.


10. SUPPLEMENTAL CASH FLOW INFORMATION

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Non-cash investing and financing activities consisted of the retirement of capital leases in 1997 and 1996 of $675,000 and $2,396,000, respectively.

                              Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



11. COMMITMENTS AND CONTINGENCIES

On September 10, 1997, Chief settled two lawsuits in which it was a defendant. The lawsuits were filed in September 1993 in the Superior Court of California, County of Alameda by Stephen Cooper, who was later joined by an additional 242 current and former managers, and in March 1996 in the Superior Court of California, County of San Joaquin by 15 current and former store managers. Both lawsuits alleged that the Company failed to pay store managers and associate store managers for overtime compensation as required by California law.

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

At July 1997, there were approximately 700 store managers and associate store managers previously or currently employed by the Company in California who had not brought or joined in the suits against the Company. During July 1997, the Company and approximately 400 current employees entered into release agreements with respect to any overtime claims that such employees may have had against the Company through the date of the release agreement.

The Company is a defendant in a class action entitled "Doug Winfrey, et. al. on their own behalf and on behalf of a class and all others similarly situated, v. Chief Auto Parts Inc., et. al.," filed in The Superior Court of California, County of San Joaquin on August 22, 1995 and then transferred to The Superior Court of California, County of San Francisco on October 26, 1995. The Superior Court denied the plaintiffs' motion for class certification on December 7, 1996. On February 6, 1998, the Court of Appeal reversed the Superior Court's order denying class certification. No substantive proceedings regarding the merits of this lawsuit have yet occurred.

The plaintiffs allege that the Company has a policy and practice of denying hourly employees in California of mandated rest periods during their scheduled hours of work. The plaintiffs are seeking damages, restitution, disgorgement of profits, statutory penalties, declaratory relief, injunctive relief, prejudgment interest, and reasonable attorneys fees, expenses and costs. Management is unable to predict the outcome of this lawsuit at this time. The Company believes that the potential damages recoverable by any single plaintiff are minimal. However, if the plaintiff class were to prevail on all of their claims, the amount of damages could be substantial. The Company is vigorously defending against this action.

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


12. OTHER ACCRUED LIABILITIES

The following is a summary of other accrued liabilities at December 28, 1997 and December 29, 1996 (in thousands):

                                                                           1997          1996
                                                                           ----          ----

               Store-closing provision                                   $ 2,533       $ 2,065
               Insurance reserves                                          1,828         2,382
               Accrued interest                                            1,961           436
               Other (including legal)                                     5,007        11,076
                                                                         -------       -------
               Other accrued liabilities                                 $11,329       $15,959
                                                                         =======       =======

                              Chief Auto Parts Inc.
                      Notes to Financial Statements, cont.



13. OTHER NONCURRENT LIABILITIES

The following is a summary of other noncurrent liabilities at December 28, 1997 and December 29, 1996 (in thousands):

                                                                         1997            1996
                                                                         ----            ----

               Accrued average rent                                    $11,769          $12,394
               Store-closing provision                                   3,986           10,384
               Unfavorable lease obligations, net                        1,628            3,434
               Deferred compensation                                       759            4,675
               Deferred income from sale-leasebacks                      2,062            2,340
               Other (including legal)                                     529            7,442
                                                                       -------          -------
               Other noncurrent liabilities                            $20,733          $40,669
                                                                       =======          =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the name, age and position of each of the directors and executive officers of the Company. Each director of the Company will hold office until the next annual meeting of stockholders of the Company or until his successor has been elected and qualified. Officers of the Company are elected by the Board of Directors of the Company and serve at the discretion of the Board of Directors.

               Name                    Age                                    Position
               ----                    ---                                    --------

David H. Eisenberg................      61       President, Chief Executive Officer and Chairman of the Board
Thomas A. Hough...................      45       Senior Vice President -- Finance, Treasurer and Chief Financial Officer
William V. Pantuso................      46       Senior Vice President -- Merchandising and Distribution
Larry L. Buresh...................      53       Vice President -- Information Systems
Kenneth D. Cason..................      48       Vice President -- Advertising and Public Relations
Vicki Z. Demas....................      57       Vice President -- Human Resources
Mary M. Mahon.....................      44       Vice President, General Counsel and Secretary
Harold S. Eastman.................      59       Director
Stephen A. Kaplan.................      39       Director
Richard Masson....................      39       Director

Officers are appointed to serve until the next annual meeting of the Board of Directors, and until their successors have been appointed or elected and have been qualified. They serve at the pleasure of the Board of Directors, subject to any applicable employment agreements. Directors are elected to serve until the next annual meeting of stockholders, and until their successors have been duly elected and qualified.

David H. Eisenberg. Mr. Eisenberg joined the Company as President and Chief Executive Officer in July 1992 and joined its Board of Directors as Chairman in October 1992. Mr. Eisenberg was employed by Peoples Drug Stores Incorporated from 1952 to 1991, holding various positions, most recently President and Chief Operating Officer. From 1991 to July 1992, Mr. Eisenberg was President and Chief Executive Officer of Eisenberg & Associates, Inc., a retail consulting firm.

Thomas A. Hough. Mr. Hough has served as Senior Vice President -- Finance, Treasurer and Chief Financial Officer of the Company since August 1997. Mr. Hough joined the Company in August 1993 as Vice President -- Finance, Treasurer and Chief Financial Officer. From November 1991 to August 1993, he was the Chief Financial Officer of Roy Rogers Restaurants, a subsidiary of Hardees Food Systems Inc. From 1988 to 1990, Mr. Hough served as Vice President -- Controller and then, from 1990 to 1991, as Vice President -- Chief Financial Officer and Treasurer of Peoples Drug Stores Incorporated. From 1975 to 1988, Mr. Hough served in positions in the audit and consulting departments of Deloitte & Touche in Washington, D.C. and Baltimore, Maryland.

William V. Pantuso. Mr. Pantuso has served as Senior Vice President -- Merchandising and Distribution of the Company since August 1997. Mr. Pantuso joined the Company in March 1993 as Director of Inventory Management, was named Director of Distribution and Inventory Management in October 1993, and was named Vice President -- Merchandising and Distribution in April 1994. Prior to joining the Company, Mr. Pantuso spent 20 years with Peoples Drug Stores Incorporated in positions in store operations and marketing control (pricing department and allocation/distribution) including Director of Marketing Services from 1985 to 1989, Vice President of Sales Promotion/Merchandising from 1989 to 1991 and Vice President of Marketing for Hillcrest Sales, a division of Peoples Drug Stores Incorporated, from 1991 to March 1993.

Larry L. Buresh. Mr. Buresh joined the Company as Vice President -- Information Systems in August 1995. From December 1994 to July 1995, Mr. Buresh was a Senior Director at Sears Roebuck and Company in the information systems department. Mr. Buresh was the Vice President, Information Services and Distribution at Frank's Nursery and Crafts, Inc. from 1986 to December 1994, and was a Vice President at Ben Franklin Stores, Inc. from 1981 to 1986.

Kenneth D. Cason. Mr. Cason has served as Vice President -- Advertising and Public Affairs of the Company since August 1997. Mr. Cason has served in various positions since he joined the Chief Auto Parts Division of The Southland Corporation in June 1979, most recently serving as the Director of Advertising and Public Relations.

Vicki Z. Demas. Ms. Demas has served as Vice President -- Human Resources of the Company since August 1997. Ms. Demas joined the Company in June 1994 as Manager of Employee Relations and was named Director of Human Resources in November 1994. Prior to joining the Company, Ms. Demas was a Personnel Director for the Bloomingdale's Division of Federated Department Stores from January 1979 to December 1993.

Mary M. Mahon. Ms. Mahon has served as the Vice President, General Counsel and Secretary of the Company since January 1993. From 1991 to 1993, Ms. Mahon was in the private practice of law, prior to which she worked for 13 years in various positions in the legal department at Peoples Drug Stores Incorporated beginning as a staff attorney in 1978. From 1988 to 1991, Ms. Mahon served as Executive Vice President, General Counsel and Secretary of Peoples Drug Stores Incorporated.

Harold S. Eastman. Mr. Eastman has served as a director of the Company since July 1994. Mr. Eastman is President of Peregrine Capital Co., an investment group. From June 1989 until April 1992, Mr. Eastman held various positions with McCaw Cellular Communications, Inc., including Vice Chairman and President. Mr. Eastman acts as an advisor to various affiliates of Trust Company of the West ("TCW"), including The Principal Fund.

Stephen A. Kaplan. Mr. Kaplan has served as a director of the Company since June 1994. Mr. Kaplan is a principal of Oaktree. Prior to joining Oaktree in June 1995, Mr. Kaplan was a Managing Director of TCW. Prior to joining TCW in 1993, Mr. Kaplan was a partner in the law firm of Gibson, Dunn & Crutcher. Mr. Kaplan serves as a director of Decorative Home Accents, Inc., KinderCare Learning Centers, Inc., Acorn Products, Inc., and GeoLogistics Corporation.

Richard Masson. Mr. Masson has served as a director of the Company since June 1994. Mr. Masson has been a principal of Oaktree since May 1995. From 1988 to May 1995, Mr. Masson was a partner of TCW Special Credits and Managing Director of TCW and TCW Asset Management Company ("TAMCO"). Prior to joining TCW in 1988, Mr. Masson was with the valuation advisory firm of Houlihan, Lokey, Howard & Zukin, Inc. Mr. Masson serves as a director of Aureal Semiconductor, Inc. and as a trustee of Peregrine Real Estate Trust.



ITEM 11. EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

The following table sets forth all compensation earned in 1997 and 1996 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 (the "Named Executive Officers"). The current compensation arrangements for each of these officers are described in "Employment Arrangements" below.

                                                                    Annual Compensation
                                                       --------------------------------------------------
                                                                                             Other Annual         All Other
                       Name and                                                              Compensation          Compen-
                  Principal Position                   Year    Salary ($)   Bonus ($)        ($) (1) (2)        sation ($) (3)
                  ------------------                   ----    ----------   ---------        ------------      ---------------

 David H. Eisenberg                                    1997       440,000     555,589  (4)      19,200           131,038
   President and Chief Executive Officer               1996       406,458     781,178  (4)      19,200             9,047

 Thomas A. Hough                                       1997       190,250     160,899  (5)      10,200            42,693
   Senior Vice President -- Finance,                   1996       175,500     214,598  (5)      10,200             2,015
   Treasurer and Chief Financial Officer

 William V. Pantuso                                    1997       161,458     123,868  (6)      10,200            42,163
   Senior Vice President --                            1996       143,500     150,237  (6)      10,200             1,471
   Merchandising and Distribution

 Larry L. Buresh                                       1997       155,667     106,591  (7)       5,100             1,848
   Vice President -- Information Systems               1996       145,500     138,383  (7)         --             51,658  (8)

 Mary M. Mahon                                         1997       152,292     116,787  (9)      10,200            42,525
   Vice President, General Counsel                     1996       145,531     169,573  (9)      10,200             1,855
   and Secretary


--------------

(1)  These amounts were paid to the Named Executive Officers as a car allowance.

(2) Certain of the Company's executive officers receive perquisites and other personal benefits in addition to salary, cash bonuses and other annual compensation. The amounts of such perquisites and other personal benefits are not shown because the aggregate amount of such compensation, if any, for each of the Named Executive Officers during the 1997 or 1996 fiscal years did not exceed the lesser of $50,000 or 10% of total salary and bonus reported for such executive officer.

(3) Amount paid on behalf of such officer for a term life insurance policy. In addition, for 1997, this amount includes $121,991 for Mr. Eisenberg and $40,664 for Messrs. Hough and Pantuso and Ms. Mahon paid pursuant to that certain Escrow Agreement dated June 27, 1994 among Chief Auto Parts Inc., General Electric Capital Corporation, and Bankers Trust Company.

(4) This amount includes $225,589 granted in 1997 and $451,178 earned in 1996 pursuant to the Chief Auto Parts Inc. 1994 Nonqualified Executive Target Bonus Plan.

(5) This amount includes $70,899 granted in 1997 and $141,798 earned in 1996 pursuant to the Chief Auto Parts Inc. 1994 Nonqualified Executive Target Bonus Plan.

(6) This amount includes $45,118 granted in 1997 and $90,237 earned in 1996 pursuant to the Chief Auto Parts Inc. 1994 Nonqualified Executive Target Bonus Plan.

(7) This amount includes $42,591 granted in 1997 and $85,183 earned in 1996 pursuant to the Chief Auto Parts Inc. 1994 Nonqualified Executive Target Bonus Plan.

(8) This amount includes $1,821 paid on behalf of Mr. Buresh for a term life insurance policy. This amount also includes $49,837 for expenses related to Mr. Buresh's relocation, which the Company agreed to pay in connection with Mr. Buresh's joining the Company.

(9) This amount includes $54,787 granted in 1997 and $109,573 earned in 1996 pursuant to the Chief Auto Parts Inc. 1994 Nonqualified Executive Target Bonus Plan.


AGGREGATE OPTION EXERCISES IN 1997

The following table sets forth for the Named Executive Officers information with respect to exercised options, in each case with respect to options to purchase shares of the Company's Common Stock. All of the Named Executive Officers exercised their options during 1997. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

                                                              Shares Acquired       Value
                             Name                             on Exercise (#)  Realized ($) (1)
                             ----                             ---------------  ----------------

                       David H. Eisenberg                          1,588.98            --
                       Thomas A. Hough                               499.39            --
                       William V. Pantuso                            317.80            --
                       Larry L. Buresh                               300.00            --
                       Mary M. Mahon                                 385.90            --


--------------

(1) "Value Realized" is the difference between the fair market value of the underlying shares on the exercise date and the exercise price of the options. The Common Stock of the Company is not publicly traded. As a result, the Company has decided to use $1,419.71 per share as the value of the Common Stock underlying the exercised options for the purpose of these calculations. The value of the exercised options is equal to the net per share value of such Common Stock as of the date of exercise, May 28, 1997 ($1,419.71), less the applicable per share exercise price of the option ($1,419.71). The Company determined the fair market value of the underlying Common Stock using the same formula used to calculate the value of the Common Stock in the Management Stock Agreements (as defined) pursuant to which, under certain circumstances, the Company may purchase and certain stockholders may sell shares of Common Stock to the Company. Using this formula, fair market value (as defined) is computed assuming that the value of the Company's aggregate Common Stock is equal to the sum of (A) the product of Adjusted EBITDA (as defined in the Management Stock Agreement) for the four fiscal quarters most recently completed, which as of the exercise date was for the four fiscal quarters completed as of March 30, 1997, multiplied by a multiple of 5.0, (B) cash as of March 30, 1997 and
     (C) an amount equal to the aggregate exercise price of all options and warrants then outstanding less amounts that would be payable under the Bonus Plan had all options outstanding under the 1994 Stock Option Plan been exercised less (D) total indebtedness including capitalized leases as of March 30, 1997. Adjusted EBITDA for purposes of this calculation for the four fiscal quarters most recently completed as of March 30, 1997 was $31.2 million which would result in a pre-discount valuation of approximately $1,523.99 per share. Because such amount is payable only upon certain circumstances including death, disability or termination of employment, a discount of at least 15%-25% appears appropriate, providing a range in value from $1,142.99 to $1,295.39 per share. As the option exercise price is $1,419.71 and exceeds this range, the Company believes the option exercise price is the appropriate price to use as the value of the Common Stock underlying the options for purposes of the table.


DIRECTOR COMPENSATION

Currently, the Company's directors receive no cash compensation for serving on the Board, but directors are reimbursed for expenses reasonably incurred in connection with their services as directors. In December 1997, the Board of Directors reduced the exercise price of the 443.91 stock options held by Mr. Eastman from $1,419.71 per share to $49.55 per share. The option exercise price was reduced by the per share amount of the distribution that the Company's stockholders received in the Recapitalization.


COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors has an Audit Committee (the "Audit Committee") and a Compensation Committee (the "Compensation Committee"). The Audit Committee is composed of Messrs. Eastman and Masson. The Audit Committee is responsible for reviewing the scope of the independent auditors' examinations of the Company's financial statements and receiving and reviewing their reports. The Audit Committee also meets with the independent auditors, receives recommendations or suggestions for changes in accounting procedures and initiates or supervises any special investigations it may choose to undertake. The Compensation Committee is composed of Messrs. Eastman, Eisenberg and Kaplan. The Compensation Committee determines the Company's policy with respect to the nature and amount of all compensation of the Company's executive officers, and administers the Company's option plans.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Eisenberg, a member of the Company's Compensation Committee, also serves as the President and Chief Executive Officer of the Company.

The Company financed the purchase of shares of Common Stock pursuant to the Management Stock Agreement for several of the Management Stockholders, including Mr. Eisenberg. Mr. Eisenberg executed two Promissory Notes in favor of the Company and pledged his shares of Common Stock as collateral for such Promissory Notes pursuant to a stock pledge agreement. Mr. Eisenberg will make annual payments on his Promissory Notes equal to 15% of any cash bonus paid to him in such year, excluding amounts paid pursuant to the Bonus Plan. His Promissory Notes bear interest at a rate of 7.05% per annum and mature on October 31, 2002. The maximum aggregate principal amount outstanding in 1997 and as of December 28, 1997 on Mr. Eisenberg's Promissory Notes was $638,838 and $288,921, respectively.


EMPLOYMENT ARRANGEMENTS

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

The Company has entered into an employment agreement with David H. Eisenberg, the President and Chief Executive Officer of the Company effective June 27, 1994. Mr. Eisenberg's employment agreement provides for a five year term and for Mr. Eisenberg to serve as President and Chief Executive Officer of the Company. The agreement provides for a base salary of $375,000 effective January 1, 1995, subject to increase by the Board of Directors of the Company and for yearly bonuses based on the Company's performance. The agreement also provides that if the Company terminates the agreement for any reason other than death or for cause, the Company will pay Mr. Eisenberg's salary for up to one year.

The Company has entered into an employment agreement with Larry L. Buresh, the Vice President -- Information Systems of the Company effective August 10, 1995. Mr. Buresh's employment agreement provides for a three year term and for Mr. Buresh to serve as Vice President -- Information Systems. The agreement provides for an initial base salary of $140,000, subject to increase by the Board of Directors of the Company and for yearly bonuses based on the Company's performance. The agreement provides that if Mr. Buresh's employment is terminated for any reason other than for cause (as defined in the agreement), the Company will pay Mr. Buresh's salary for up to six months, relocation expenses or an additional month of base salary (at Mr. Buresh's option), a prorated bonus and outplacement services.

The Company has adopted the Chief Auto Parts Inc. Severance Plan in the Event of a Change of Control. Pursuant to such plan, if certain employees, including executive officers, are terminated or voluntarily terminate for good cause following a change in control (as defined), such employees will receive certain severance payments. Such plan currently provides severance benefits for David H. Eisenberg, Larry L. Buresh, Kenneth D. Cason, Vicki Z. Demas, Thomas A. Hough, Mary M. Mahon and William V. Pantuso in an amount equal to 12 months, 15 months, 12 months, 9 months, 15 months, 15 months and 15 months of base salary, respectively.

Management Stock Purchases

In order to attract, retain and motivate selected employees, officers and directors and to encourage such persons to devote their best efforts to the business and financial success of the Company by providing for the purchase of Common Stock, the Company implemented a management stock purchase plan. Pursuant to certain stock purchase agreements (the "Management Stock Agreement"), the Company granted each of the Company's executive officers and certain other selected employees and Harold S. Eastman, a director of the Company (collectively, the "Management Stockholders"), the right to purchase from the Company up to an aggregate of 2,789.55 shares of Common Stock at a purchase price of $1,419.71 per share. In addition, the Company agreed to finance each Management Stockholder's, except for Mr. Eastman's, purchase of such Common Stock to the extent desired by such Management Stockholder. Each Management Stockholder who received financing from the Company executed one or more promissory notes (the " Promissory Notes") to the Company and pledged his or her shares of Common Stock as collateral for such Promissory Notes. See "Item 13. Certain Relationships and Related Transactions."

The Management Stock Agreement grants to each of the Company, The Principal Fund and the Management Stockholders certain rights or obligations with respect to the Common Stock upon the occurrence of particular events. The Management Stock Agreement provides that, if a Management Stockholder ceases to be employed by the Company or the Company is lawfully entitled to accelerate a Promissory Note (a "Trigger Event"), the Company may elect to repurchase all of such Management Stockholder's shares of Common Stock (a "Call Option"). If the Company does not choose to exercise its Call Option, the Management Stockholder may cause the Company to repurchase all of such Management Stockholder's shares of Common Stock (a "Put Option"). The Management Stock Agreement also provides for drag along/tag along rights, pursuant to which, in the event The Principal Fund elects to sell its interest in the Company to an unaffiliated third party (a "Purchaser"), (i) The Principal Fund may compel the Management Stockholders to sell their shares of Common Stock to the Purchaser and (ii) the Management Stockholders may require the Purchaser to purchase their shares of Common Stock, in each case on the same terms and in the same fractional amount as The Principal Fund proposes to sell its interest in the Company to such Purchaser. In addition, the Management Stock Agreement provides the Management Stockholders with the right, in certain situations, to require that the Company register a number of the Management Stockholders' shares of Common Stock under the Securities Act. Subject to certain conditions, Management Stockholders may, at any time the Company proposes to register shares of the Common Stock under the Securities Act, request that their shares of Common Stock be included in such registration. In addition, subject to certain conditions, after the earlier of an initial public offering of the Company's shares and August 1, 2002, the holders of 50% of the aggregate number of shares of Common Stock subject to the Management Stock Agreement may one time, upon written request, require that the Company register their shares under the Securities Act.

1994 Executive Option Plan

The Company adopted the Chief Auto Parts Inc. 1994 Executive Option Plan (the "1994 Option Plan") to attract, retain and motivate selected employees, officers and directors and to encourage such persons to devote their best efforts to the business and financial success of the Company by providing for grants of options to purchase Common Stock. The 1994 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the employees, officers and directors who will be granted options, the number of options that each such person will be granted and the terms, restrictions and conditions of such options (to the extent not inconsistent with the 1994 Option Plan).

The maximum number of shares of Common Stock subject to options and awards under the 1994 Option Plan is 5,488.30 shares, subject to certain adjustments. The exercise price of the options was set at $1,419.71 per share, but was reduced to $49.55 per share by the Board of Directors in December 1997. The option exercise price was reduced by the per share amount of the distribution that the Company's stockholders received in the Recapitalization. Options become exercisable in 25% increments: (i) on each anniversary of the date of grant if the grantee is an employee or director of the Company on such date; (ii) on the date of involuntary termination of employment or other relationship with the Company if such termination is other than for cause; (iii) on the date of termination of employment or other relationship with the Company on account of death or permanent disability; or (iv) upon a change of control of the Company. Any unvested options remaining after termination of a participant's employment or other relationship or a change of control are terminated subject to the reissuance of such options in accordance with the 1994 Option Plan. All installments that become exercisable are cumulative and may be exercised at any time after they become exercisable until the option expires. Options are not transferable (other than by will, by the laws of descent or distribution, or pursuant to a valid qualified domestic relations order).

Full payment for shares purchased upon exercise of an option must be made at the time of exercise. The 1994 Option Plan provides that in certain circumstances, an optionee may tender shares of Common Stock held by such optionee for at least six months prior to the tender, in partial or full payment of shares to be purchased upon exercise of an option. The Company's ability to accept a tender of Common Stock is conditional upon and subject to (i) the Company having sufficient funds legally available to purchase shares of Common Stock, (ii) the ability of the Company to effect a purchase of Common Stock under applicable law and (iii) any restrictions contained in the Company's credit facilities or other debt instruments.

In addition, the 1994 Option Plan also contains restrictions on transfer, incidental registration rights, required registration rights, a lock-up agreement, drag-along and tag-along rights and put and call rights. However, with respect to the tag-along rights and the put rights, the 1994 Option Plan requires the grantee to hold the shares of Common Stock acquired pursuant to his or her options for a period of six months before he or she may exercise such rights.

Subject to certain limitations, the Board of Directors may amend, modify or terminate the 1994 Option Plan. If not previously terminated, the 1994 Option Plan terminates on June 30, 2004.

1997 Employee Option Plan

The Company adopted the Chief Auto Parts Inc. 1997 Employee Option Plan (the "1997 Option Plan") to attract, retain and motivate selected employees and to encourage such persons to devote their best efforts to the business and financial success of the Company by providing for grants of options to purchase Common Stock. The 1997 Option Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee will determine the employees who will be granted options, the number of options that each such person will be granted and the terms, restrictions and conditions of such options (to the extent not inconsistent with the 1997 Option Plan).

The maximum number of shares of Common Stock subject to options and awards under the 1997 Option Plan is 1,400 shares, subject to certain adjustments. The 1997 Option Plan provides that the exercise price of each option will be set by the Compensation Committee of the Board of Directors at the time of granting of such option. Options will become exercisable in 25% increments (i) on each anniversary of the date of grant if the grantee is an employee of the Company on such date, (ii) on the date of involuntary termination of employment with the Company if such termination is other than for cause, (iii) on the date of termination of employment with the Company on account of death or permanent disability or (iv) upon a change of control of the Company. Any unvested options remaining after termination of a participant's employment or other relationship or a change of control are terminated subject to the reissuance of such options in accordance with the 1997 Option Plan. All installments that become exercisable are cumulative and may be exercised at any time after they become exercisable until the option expires. Options are not transferable (other than by will, by the laws of descent or distribution, or pursuant to a valid qualified domestic relations order). The 1997 Option Plan requires that full payment for shares purchased upon exercise of an option be made at the time of exercise.

Subject to certain limitations, the Board of Directors will have the power to amend, modify or terminate the 1997 Option Plan. If not previously terminated, the 1997 Option Plan terminates on May 31, 2007.

Executive Target Bonus Plan

The Company adopted the Chief Auto Parts Inc. 1994 Executive Target Bonus Plan (the "Bonus Plan") to attract and maintain the services of quality management talent by rewarding certain employees for the sustained creation of stockholder value. The Bonus Plan is administered by the Compensation Committee, which determines the participants in the Bonus Plan, all of whom are members of management of the Company. The Bonus Plan provides for the payment of cash bonuses to the extent that the Company achieves certain financial targets based on the Company's EBITDA (as defined in the Bonus Plan) for fiscal 1997 and 1998. The EBITDA targets are $37.0 million and $41.0 million for fiscal 1997 and fiscal 1998, respectively. Although the Company did not achieve its 1997 EBITDA target, in order to reward the Bonus Plan participants for their efforts, the Board of Directors determined to award one-half of the amounts that would have been earned under the Bonus Plan had the Company achieved its 1997 target.

The amount awarded was approximately $750,000. If the Company attains the EBITDA target for fiscal 1998, the estimated aggregate amount payable under the Bonus Plan in 1999 would be $1.5 million.

Executive Retirement Plan

The Company adopted the Chief Auto Parts Inc. Nonqualified Executive Retirement Plan (the "Retirement Plan") to provide certain of its highly compensated and management employees with a mechanism through which to defer part of their annual compensation on a pre-tax basis. The Retirement Plan is unfunded and any funds accumulated are for the purpose of providing benefits under the Retirement Plan and are fully available to satisfy the claims of the Company's creditors. The Retirement Plan is administered by a plan committee, which determines the participants in the Retirement Plan. Subject to certain limitations, the Board of Directors may amend, modify or terminate the Retirement Plan.

Each participant in the Retirement Plan may choose to contribute between 1% and 20% of his or her annual salary to a salary deferral contribution account. The Retirement Plan provides for a discretionary matching contribution as determined by the Board of Directors. No such contribution was made for fiscal 1997 or 1996. To the extent that a matching contribution is made, each participant vests in 20% of his or her matching contribution account for each year of service by such participant. In the event of a change of control of the Company, each participant will fully vest in his or her matching contribution account.

The Company established the Nonqualified Executive Retirement Trust (the "Retirement Trust") to hold the assets of the Retirement Plan, subject to the claims of the Company's general creditors. In addition, the Retirement Trust will also distribute benefits in accordance with the terms of the Retirement Plan. Upon a change of control of the Company, the Company must contribute to the Retirement Trust at the end of the then current calendar year such amount as is needed in order for the Retirement Trust's assets to equal the account balances of the Retirement Plan participants.

Change in Control Severance Plan

The Company adopted the Chief Auto Parts Inc. Severance Plan in the Event of a Change of Control (the "Severance Plan") to retain employees and to reduce the uncertainty and disruption that can be caused by a potential change in control. The Severance Plan provides for payments to be made to specified Company employees whose employment is terminated within twelve months of a change of control (as defined in the Severance Plan). The amount of severance benefits is determined by the employee's base salary, position and length of service. See "Item 11. Executive Compensation -- Employment Arrangements -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements."

The Board of Directors has the power to amend, modify or terminate the Severance Plan. If not previously terminated, the Severance Plan expires on January 1, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Common Stock, as of the date hereof, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director and executive officer of the Company who beneficially owns Common Stock and (iii) all directors and executive officers of the Company as a group. Unless otherwise indicated, each of the stockholders shown in the table below has sole voting and investment power with respect to the shares beneficially owned.

                                                                                          Number of          Percent
          Name (1)                                                                        Shares (2)         of Class
          --------                                                                        ----------         --------

          The TCW Group, Inc. (3)                                                           47,210.45            87.8
          TAMCO (4)                                                                         45,605.30            84.8
          Oaktree Capital Management LLC (5)                                                42,489.41            79.0
          The Principal Fund                                                                42,489.41            79.0
          Trust Company of the West (6)                                                      1,605.15             3.0
          General Electric Capital Corporation (7)                                           5,689.50             9.6
          David H. Eisenberg (8)                                                             2,651.78             4.9
          Thomas A. Hough (9)                                                                  819.74             1.5
          William V. Pantuso (10)                                                              511.70               *
          Larry L. Buresh                                                                      400.00               *
          Kenneth D. Cason (11)                                                                310.34               *
          Vicki Z. Demas                                                                         --                 *
          Mary M. Mahon (12)                                                                   626.48             1.2
          Harold S. Eastman (13)                                                               554.89             1.0
          Stephen A. Kaplan (14)                                                            42,489.41            79.0
          Richard Masson (15)                                                               47,210.45            87.8
          All directors and executive officers as a group (10 persons) (16)                 53,085.38            97.5


--------------

*  Less than 1%.

(1) The address of The TCW Group, Inc., TAMCO, Trust Company of the West and The Principal Fund is 865 South Figueroa Street, Los Angeles, California 90017. The address of Oaktree, Mr. Kaplan and Mr. Masson is 550 South Hope Street, 22nd Floor, Los Angeles, California 90071. The address of General Electric Capital Corporation is 292 Long Ridge Road, Stamford, Connecticut 06927. The address of Messrs. Eisenberg, Buresh, Cason, Hough and Pantuso and Mlles. Demas and Mahon is c/o Chief Auto Parts Inc., One Lincoln Centre, Suite 200, 5400 LBJ Freeway, Dallas, Texas 75240-6223. The address of Mr. Eastman is c/o Peregrine Capital Co., 101 South Capitol Boulevard, Suite 1502, Boise, Idaho 83702.

(2) As used in the table above, a beneficial owner of a security includes any person who, directly or indirectly, through contract, arrangement, understanding, relationship, or otherwise has or shares (i) the power to vote, or direct the voting, of such security or (ii) investment power which includes the power to dispose, or to direct the disposition of, such security. In addition, a person is deemed to be the beneficial owner of a security if that person has the right to acquire beneficial ownership of such security within 60 days.

(3) All such shares are owned by The Principal Fund (42,489.41 shares), TCW Special Credits Fund IV (1,510.73 shares), TCW Special Credits Plus Fund (1,605.16 shares), TCW Special Credits Trust IV (1,274.68 shares) and TCW Special Credits Trust IVA (330.47 shares), all of which are managed by affiliates of The TCW Group, Inc.

(4) All such shares are owned by The Principal Fund (42,489.41 shares), TCW Special Credits Fund IV (1,510.73 shares) and TCW Special Credits Plus Fund (1,605.16 shares). TAMCO, which is a wholly-owned subsidiary of

     The TCW Group, Inc., is the general partner of each of The Principal Fund, TCW Special Credits Fund IV and TCW Special Credits Plus Fund and is managing general partner of TCW Special Credits.

(5) All such shares are owned by The Principal Fund. Pursuant to a subadvisory agreement with TAMCO, Oaktree manages the investments and assets of The Principal Fund.

(6) All such shares are owned by TCW Special Credits Trust V (1,274.68 shares) and TCW Special Credits IVA (330.47) shares. Trust Company of the West, a wholly-owned subsidiary of The TCW Group, Inc. is the trustee of TCW Special Credits Trust IV and TCW Special Credits Trust IVA.

(7) All such shares represent shares subject to warrants that are currently exercisable and are beneficially owned by the named stockholder.

(8)  Includes warrants to purchase 125.3 shares of Common Stock.

(9)  Includes warrants to purchase 25.7 shares of Common Stock.

(10  Includes warrants to purchase 6.4 shares of Common Stock.

(11) Includes warrants to purchase 21.6 shares of Common Stock.

(12) Includes warrants to purchase 12.9 shares of Common Stock.

(13) Includes options to purchase 443.91 shares of Common Stock.

(14) All such shares are owned by The Principal Fund and are also shown as beneficially owned by Oaktree. To the extent Mr. Kaplan, on behalf of Oaktree, participates in the process to vote or dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Mr. Kaplan disclaims beneficial ownership of such shares.

(15) All such shares are also shown as beneficially owned by The TCW Group, Inc., 42,489.41 of which are also shown as beneficially owned by Oaktree and 45,605.30 of which are also shown as beneficially owned by TAMCO. To the extent Mr. Masson, on behalf of Oaktree or TAMCO, as applicable, participates in the process to vote or dispose of any such shares, he may be deemed under such circumstances for the purpose of Section 13 of the Exchange Act to be the beneficial owner of such shares. Mr. Masson disclaims beneficial ownership of such shares.

(16) See Notes (8)-(15).


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company financed the purchase of shares of Common Stock pursuant to the Management Stock Agreement for several of the Management Stockholders, including each of the Named Executive Officers. Each Management Stockholder who received financing from the Company (each a "Promissor") executed Promissory Notes in favor of the Company and pledged his or her shares of Common Stock as collateral for such Promissory Notes pursuant to a stock pledge agreement. All of the Promissory Notes bear interest at a rate of 7.05% per annum and mature on October 31, 2002, except for Mr. Buresh's Promissory Note, which bears interest at the rate of 6.11% per annum and matures on November 14, 2003. The maximum aggregate principal amount outstanding in fiscal 1997 on the Promissory Notes for David H. Eisenberg, Larry L. Buresh, Kenneth D. Cason, Thomas A. Hough, Mary
M. Mahon and William V. Pantuso was $638,838, $88,347, $72,272, $230,292,
$173,185 and $143,364, respectively. As of December 28, 1997, the aggregate principal amount outstanding on the Promissory Notes for Messrs. Eisenberg, Buresh, Cason and Hough, Ms. Mahon and Mr. Pantuso was $288,921, $44,174, $33,299, $104,980, $76,427 and $61,516 respectively.

In connection with the Recapitalization, each Promissor repaid 50% of the principal amount outstanding at the date of the Recapitalization under his or her respective Promissory Notes, which payments equaled $319,419, $44,174, $36,136, $115,146, $86,593 and $71,682 for Messrs. Eisenberg, Buresh, Cason and Hough, Ms. Mahon, and Mr. Pantuso, respectively. Each Promissor's shares of common stock will continue to serve as collateral for the amounts remaining outstanding under his or her respective Promissory Notes, including shares of common stock acquired pursuant to the exercise of such Promissor's options to buy shares of the common stock. Each of Messrs. Eisenberg, Buresh, Cason, Hough, Pantuso and Ms. Mahon will make additional annual payments on his or her Promissory Notes equal to 15% of any cash bonus paid to such person in such year, excluding payments made pursuant to the Bonus Plan. See "Item 11. Executive Compensation -- Employment Arrangements -- Management Stock Purchases."

In connection with the Recapitalization, the Company paid the bonuses accrued through fiscal 1996 pursuant to the Bonus Plan. This resulted in the payment of $3,995,000 in cash bonuses, all of which was accrued on the Company's audited financial statements as of December 29, 1996. In connection with the Recapitalization, David H. Eisenberg, Larry L. Buresh, Kenneth D. Cason, Thomas
A. Hough, Mary M. Mahon and William V. Pantuso received bonus payments of $1.4 million, $127,774, $154,692, $425,393, $328,720 and $270,710, respectively. See
"Item 11. Executive Compensation -- Employment Arrangements -- Executive Target Bonus Plan."

It is the policy of the Company to engage in transactions with affiliated parties only on terms that, in the opinion of the Company, are no less favorable to the Company than could be obtained with non-affiliated parties, and each of the transactions described above conforms to that policy.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report

     Financial Statements:

         Report of Independent Accountants -- Price Waterhouse LLP
         Balance Sheets at December 28, 1997 and December 29, 1996
         Statements of Income for the three years ended December 28, 1997 Statements of Cash Flows for the three years ended December 28, 1997 Statements of Stockholders' Equity for the three years ended December 28, 1997
         Notes to Financial Statements

     Financial Statement Schedules:

         Schedule II -- Valuation and Qualifying Accounts, for the three years ended December 28, 1997

         All other schedules are omitted because they are not applicable.

(b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended December 28, 1997.

(c)  Exhibits:

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

          10.1 Second Amendment to the Chief Auto Parts Inc. 1994 Executive Option Plan.

          10.2 First Amendment to the Chief Auto Parts Inc. 1997 Employee Option Plan.

          10.3 Chief Auto Parts Inc. Severance Plan in the Event of Change of Control.

          10.4 Third Amendment to the Loan and Security Agreement Dated as of May 28, 1997 among Chief Auto Parts Inc., as Borrower, The Lenders Party Hereto and Heller Financial, Inc., as Agent.

          10.5 Fourth Amendment to the Loan and Security Agreement Dated as of May 28, 1997 among Chief Auto Parts Inc., as Borrower, The Lenders Party Hereto and Heller Financial, Inc., as Agent.

          10.6 1994 Executive Target Bonus Plan, as amended. Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

          10.7 1994 Executive Option Plan of Chief Auto Parts Inc., as amended. Incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

          10.8 Form of 1997 Employee Option Plan of Chief Auto Parts Inc. Incorporated by reference to Exhibit 10.8 to Pre-Effective Amendment No. 2 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

          10.9    Form of New Credit Facility. Incorporated by reference to
                  Exhibit 10.10 to Pre-Effective Amendment No. 5 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

          10.10 Amendment to Stock Pledge Agreement. Incorporated by reference to Exhibit 10.7 to the Company's Form 10-Q for the quarter ended June 29, 1997.

          12.1 Statement regarding computation of ratio of earnings to fixed charges.

          21.1 Subsidiaries of Chief Auto Parts Inc. Incorporated by reference to Exhibit 21.1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).


          24.1    Powers of Attorney.

          27.1    Financial Data Schedule (electronic filing only).

          99.1    Certain Risk Factors.

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
         PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
          NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The Company's annual report will be furnished to security holders subsequent to the filing of this Form 10-K. At such time, the annual report will also be furnished to the Commission, in the form of Supplemental Information.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CHIEF AUTO PARTS INC.

Date:             March 27, 1998          /s/      David H. Eisenberg
                                          -------------------------------------
                                          David H. Eisenberg
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated.


Date:             March 27, 1998          /s/      David H. Eisenberg
                                          -------------------------------------
                                          David H. Eisenberg
                                          President, Chief Executive Officer
                                          and Chairman of the Board

Date:             March 27, 1998          /s/      Thomas A. Hough
                                          -------------------------------------
                                          Thomas A. Hough
                                          Senior Vice President - Finance,
                                          Treasurer, and Chief Financial Officer
                                          (Principal Financial Officer)

Date:             March 27, 1998          /s/      Patrick J. Corbett
                                          -------------------------------------
                                          Patrick J. Corbett
                                          Director of Financial Reporting
                                          (Principal Accounting Officer)

Date:             March 27, 1998                            *
                                          -------------------------------------
                                          Harold S. Eastman, Director

Date:             March 27, 1998                            *
                                          -------------------------------------
                                          Stephen A. Kaplan, Director

Date:             March 27, 1998                            *
                                          -------------------------------------
                                          Richard Masson, Director

                                  * By:   /s/      Thomas A. Hough
                                          -------------------------------------
                                          Thomas A. Hough
                                          Attorney-in-Fact

                                                                     SCHEDULE II



                              CHIEF AUTO PARTS INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                       THREE YEARS ENDED DECEMBER 28, 1997
                             (dollars in thousands)



                                                        BALANCE AT      ADDITIONS       DEDUCTIONS        BALANCE
                                                         BEGINNING      CHARGED TO        FROM             AT END
                   DESCRIPTION                            OF YEAR         INCOME       RESERVES (a)        OF YEAR
                   -----------                            -------         ------       ------------        -------

               Year Ended December 28, 1997:
                 Inventory Reserve                       $   3,849       $    --         $   1,876       $   1,973
                 Store Closing Reserve                      12,449          (1,250)          4,680           6,519
               Year Ended December 29, 1996:
                 Inventory Reserve                           4,433             506           1,090           3,849
                 Store Closing Reserve                       7,268           7,000           1,819          12,449
               Year Ended December 31, 1995:
                 Inventory Reserve                           4,684             506             757           4,433
                 Store Closing Reserve                       8,541             500           1,773           7,268


--------------

(a) Comprised of disposal of inventory, closed store assets and lease payments.

                             CHIEF AUTO PARTS INC.
                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                                 DESCRIPTION
-------                                -----------

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

  10.1         Second Amendment to the Chief Auto Parts Inc. 1994 Executive
               Option Plan.

  10.2         First Amendment to the Chief Auto Parts Inc. 1997 Employee Option
               Plan.

  10.3         Chief Auto Parts Inc. Severance Plan in the Event of Change of
               Control.

  10.4         Third Amendment to the Loan and Security Agreement Dated as of
               May 28, 1997 among Chief Auto Parts Inc., as Borrower, The
               Lenders Party Hereto and Heller Financial, Inc., as Agent.

  10.5         Fourth Amendment to the Loan and Security Agreement Dated as of
               May 28, 1997 among Chief Auto Parts Inc., as Borrower, The
               Lenders Party Hereto and Heller Financial, Inc., as Agent.

  10.6 1994 Executive Target Bonus Plan, as amended. Incorporated by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the
               Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

  10.7         1994 Executive Option Plan of Chief Auto Parts Inc., as amended.
               Incorporated by reference to Exhibit 10.7 to Pre-Effective
               Amendment No. 1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

  10.8         Form of 1997 Employee Option Plan of Chief Auto Parts Inc.
               Incorporated by reference to Exhibit 10.8 to Pre-Effective
               Amendment No. 2 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).

  10.9         Form of New Credit Facility. Incorporated by reference to
               Exhibit 10.10 to Pre-Effective Amendment No. 5 to the Form S-1
               Registration Statement filed by the Company under the Securities
               Act (No. 333-24029).

  10.10        Amendment to Stock Pledge Agreement. Incorporated by reference to
               Exhibit 10.7 to the Company's Form 10-Q for the quarter ended
               June 29, 1997.

  12.1 Statement regarding computation of ratio of earnings to fixed charges.

  21.1 Subsidiaries of Chief Auto Parts Inc. Incorporated by reference to Exhibit 21.1 to the Form S-1 Registration Statement filed by the Company under the Securities Act (No. 333-24029).


  24.1         Powers of Attorney.

  27.1         Financial Data Schedule (electronic filing only).

  99.1         Certain Risk Factors.
