Form 10-Q
period 1998-03-29
CHIEF AUTO PARTS INC
filed 1998-05-12
CIK 934005

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended March 29, 1998

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

                                Yes [ X ] No [ ]





There were 53,781.03 shares of the registrant's common stock ($.01 par value) outstanding as of May 7, 1998. The registrant does not have any publicly traded shares of common stock.



================================================================================

                              CHIEF AUTO PARTS INC.
                                    FORM 10-Q
                                TABLE OF CONTENTS




PART I         FINANCIAL INFORMATION                                                                            PAGE
               Condensed Balance Sheets - March 29, 1998 and December 28, 1997...................................3

               Statements of Operations - three months ended March 29, 1998 and
                March 30, 1997...................................................................................4

               Condensed Statements of Cash Flows - three months ended March 29, 1998 and
                March 30, 1997...................................................................................5

               Statement of Stockholders' Equity - three months ended March 29, 1998.............................6

               Notes to Condensed Financial Statements...........................................................7

               Management's Discussion and Analysis of Financial Condition and Results of Operations.............9


PART II        OTHER INFORMATION

               Item 1 -- Legal Proceedings......................................................................13

               Item 6 -- Exhibits and Reports on Form 8-K.......................................................13

               Signatures.......................................................................................14

               Index to Exhibits................................................................................15


                         PART I - FINANCIAL INFORMATION

                             CHIEF AUTO PARTS INC.
        CONDENSED BALANCE SHEETS - MARCH 29, 1998 AND DECEMBER 28, 1997
                                  (UNAUDITED)
                             (dollars in thousands)



                                     ASSETS


                                                                     MARCH 29,      DECEMBER 28,
                                                                       1998             1997
                                                                   ------------     ------------
CURRENT ASSETS:
Cash and equivalents                                               $  1,189          $  1,176
Accounts receivable, trade                                            2,999             2,423
Accounts receivable, other, less allowances of $300                   5,347             6,684
Income tax refund receivable                                          4,519             4,519
Merchandise inventories                                             161,969           148,181
Deferred income taxes                                                 4,128             3,696
Prepaid and other                                                     1,783             1,037
                                                                   --------          --------
    Total current assets                                            181,934           167,716

PROPERTY AND EQUIPMENT, at cost                                     126,604           124,080
Less accumulated depreciation and amortization                       35,742            33,145
                                                                   --------          --------
    Net property and equipment                                       90,862            90,935

GOODWILL, less accumulated amortization of $4,974 and $4,694         40,606            40,886
DEFERRED INCOME TAXES                                                10,008             8,952
OTHER ASSETS                                                          6,030             6,246
                                                                   --------          --------
    TOTAL                                                          $329,440          $314,735
                                                                   ========          ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt                                  $    689          $    675
Current portion of obligations under capital leases                   1,191             1,293
Trade accounts payable                                               74,980            69,955
Other current and accrued liabilities                                26,331            24,994
                                                                   --------          --------
    Total current liabilities                                       103,191            96,917

LONG-TERM DEBT, less current portion                                186,449           174,194
OBLIGATIONS UNDER CAPITAL LEASES, less current portion               15,468            15,693
OTHER NONCURRENT LIABILITIES                                         19,398            20,733

COMMITMENTS AND CONTINGENCIES

Common stock, $.01 par, 100,000 shares authorized, 54,738 issued          1                 1
Additional paid-in capital                                            5,858             5,858
Less management notes receivable                                       (627)             (835)
Retained earnings                                                        14             2,174
Less treasury stock at cost, 957 shares                                (312)               --
                                                                   --------          --------
    Total stockholders' equity                                        4,934             7,198
                                                                   --------          --------
    TOTAL                                                          $329,440          $314,735
                                                                   ========          ========


                  See notes to condensed financial statements

                              CHIEF AUTO PARTS INC.
                  STATEMENTS OF OPERATIONS - THREE MONTHS ENDED
                       MARCH 29, 1998 AND MARCH 30, 1997
                                   (UNAUDITED)
                             (dollars in thousands)



                                                                        THREE MONTHS ENDED
                                                                  ----------------------------
                                                                    MARCH 29,       MARCH 30,
                                                                      1998             1997
                                                                  ------------    ------------


Net sales                                                          $110,438       $109,854
Cost of goods sold, warehousing and distribution                     65,310         63,281
                                                                   --------       --------
Gross profit                                                         45,128         46,573
Selling, general and administrative                                  40,081         41,017
Depreciation and amortization                                         3,574          3,251
                                                                   --------        -------
Operating income                                                      1,473          2,305
Interest expense, net                                                 5,244          1,784
Other (income) expense, net                                             (52)            10
                                                                   --------        -------
(Loss) income before income taxes                                    (3,719)           511
Income tax (benefit) expense                                         (1,559)           341
                                                                   --------        -------
Net (loss) income                                                  $ (2,160)       $   170
                                                                   ========        =======


                  See notes to condensed financial statements

                              CHIEF AUTO PARTS INC.
              CONDENSED STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED
                       MARCH 29, 1998 AND MARCH 30, 1997
                                   (UNAUDITED)
                             (dollars in thousands)




                                                                    THREE MONTHS ENDED
                                                              -----------------------------
                                                                MARCH 29,       MARCH 30,
                                                                  1998             1997
                                                              ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                              $ (2,160)         $   170
Depreciation and amortization                                     3,574            3,251
Increase in merchandise inventories                             (13,788)            (724)
Increase in accounts payable                                      5,025            2,814
Other balance sheet changes, net                                   (434)          (1,902)
                                                               --------          -------
Net cash (used) provided by operating activities                 (7,783)           3,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment                        176              343
Additions to property and equipment                              (4,218)          (3,536)
                                                               --------          -------
Net cash used by investing activities                            (4,042)          (3,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving credit loans                      12,432              100
Deferred financing costs                                             --              (54)
Principal payments on long-term debt                               (163)            (152)
Payments on management notes receivable for common stock            208               --
Purchase of treasury stock                                         (312)              --
Principal payments on obligations under capital leases             (327)            (312)
                                                               --------          -------
Net cash provided (used) by financing activities                 11,838             (418)
                                                               --------          -------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                      13               (2)
CASH AND EQUIVALENTS, beginning of period                         1,176            1,140
                                                               --------          -------
CASH AND EQUIVALENTS, end of period                            $  1,189          $ 1,138
                                                               ========          =======



                  See notes to condensed financial statements

                             CHIEF AUTO PARTS INC.
             STATEMENT OF STOCKHOLDERS' EQUITY - THREE MONTHS ENDED
                                 MARCH 29, 1998
                                   UNAUDITED
                             (dollars in thousands)







                                        COMMON STOCK       ADDITIONAL                         TREASURY STOCK
                                      ------------------    PAID-IN    NOTES     RETAINED   ------------------
                                       SHARES  PAR VALUE    CAPITAL  RECEIVABLE  EARNINGS   SHARES      COST       TOTAL
                                      -------  ---------    -------  ----------  --------   -------    -------    -------
Balance, December 28, 1997             54,738    $     1    $ 5,858    $  (835)   $ 2,174        --    $    --    $ 7,198
Payments on notes receivable                                               208                                        208
Purchase of treasury stock                                                                     (957)      (312)      (312)
Net loss                                                                           (2,160)                         (2,160)
                                      -------    -------    -------    -------    -------   -------    -------    -------
Balance, March 29, 1998                54,738    $     1    $ 5,858    $  (627)   $    14      (957)   $  (312)   $ 4,934
                                      =======    =======    =======    =======    =======   =======    =======    =======


                  See notes to condensed financial statements

                              CHIEF AUTO PARTS INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Chief Auto Parts Inc. (the "Company" or "Chief") is engaged in the sale and distribution of automotive parts to the retail and wholesale aftermarket through a chain of 556 stores (located primarily in California and Texas) at March 29, 1998.

1.    BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 1998 are not necessarily indicative of the results that may be expected for the year ended December 27, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1997.

2.    LONG-TERM DEBT


Long-term Debt consists of the following at March 29, 1998 and December 28, 1997 (in thousands):



                                                      MARCH 29,     DECEMBER 28,
                                                        1998            1997
                                                     ----------     ------------

10.5% Senior Notes, due May 2005                      $130,000        $130,000
$100 million Revolving Credit Loan, due May 2002        55,900          43,468
$7.7 million industrial development bonds,
 due through December 1999                               1,238           1,401
                                                      --------        --------
Total                                                  187,138         174,869
Less current portion                                       689             675
                                                      --------        --------
Long-term debt                                        $186,449        $174,194
                                                      ========        ========




The 10.5% Senior Notes (the "Senior Notes") are unsecured, and are effectively subordinated to the Company's secured indebtedness. Interest on the Senior Notes is payable on May 15 and November 15 of each year, commencing November 15, 1997. The Senior Notes are not redeemable prior to May 15, 2001, except that until May 15, 2000, the Company may redeem up to an aggregate of 36% of the principal amount of the Senior Notes at 110.5% of the principal amount plus accrued interest to the date of redemption with the net proceeds of one or more Public Equity Offerings (as defined) if at least 64% of the original aggregate principal amount of the Senior Notes remains outstanding after each such redemption. On or after May 15, 2001, the Senior Notes are redeemable at the option of the Company, in whole or in part, at redemption prices ranging from 105.25% in 2001 to 100.00% in 2003, plus accrued interest to the date of redemption. If a change of control (as defined) occurs, the Company may be required to repurchase the Senior Notes at 101% plus accrued interest. The related indenture contains various covenants that, among other things, provide for the maintenance of minimum cash flow levels, and place restrictions on additional indebtedness, payment of dividends, investments, certain asset dispositions, and mergers.

The $100 million revolving credit loan (the "$100 million Revolving Credit Loan") is secured by Chief's merchandise inventory. Borrowings under this facility are available subject to a borrowing base formula and are reduced by letter of credit usage. At March 29, 1998, $36,652,000 was available for borrowing, excluding $55,900,000 outstanding at such date, and a $278,000 letter of credit. A commitment fee of 0.375% is payable on the unused portion. The commitment term of this facility expires in May 2002. At the Company's option, interest on the $100 million

                    Notes to Condensed Financial Statements

Revolving Credit Loan is payable monthly, quarterly or on the last day of defined interest periods, based on either (a) the higher of prime or the federal funds rate plus 0.5% (plus, in either case, a defined margin rate ranging up to 1%), or (b) the London Interbank Offered Rate ("LIBOR") plus a defined margin rate ranging from 1.5% to 2.5%. The weighted average interest rate in effect at March 29, 1998 was 8.01%. Covenants contained in the $100 million Revolving Credit Loan are similar to those described above for the Senior Notes.

3.    EARNINGS PER SHARE

Earnings per share has not been presented because the information is not considered to be meaningful.

4.    RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). In February 1998, the Board issued No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132").

Chief was required to implement SFAS 130 during the three months ended March 29, 1998. As the Company does not currently have any items of other comprehensive income as defined in SFAS 130, the pronouncement is not applicable to Chief. The Company will implement SFAS 131 and SFAS 132 in its annual financial statements for the year ending December 27, 1998; as these statements only require additional disclosures in the Company's financial statements, their implementation will not have any effect on the Company's financial position or results of operations.

5.    INCOME TAXES

The effective income tax rate for the three months ended March 29, 1998 differs from the expected statutory rate primarily due to the effect of state income taxes and nondeductible goodwill amortization.

6.    STOCK OPTIONS

On March 2, 1998, the Company granted 1,397 options to purchase common stock at an exercise price of $450 per share to certain employees of the Company, under the Chief Auto Parts Inc. 1997 Employee Option Plan. This price is below the estimated market price of the Company's common stock and will result in compensation expense to be amortized ratably over the options' vesting period of four years.

7.    CONTINGENCIES

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

                              CHIEF AUTO PARTS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS



                                                                   PERCENTAGE
                                                                  OF NET SALES
                                                          ----------------------------

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                           MARCH 29,       MARCH 30,
                                                              1998            1997
                                                          ------------    ------------


Net sales                                                    100.0           100.0
Cost of goods sold, warehousing and distribution              59.1            57.6
                                                             -----           -----
Gross profit                                                  40.9            42.4
Selling, general and administrative                           36.3            37.3
Depreciation and amortization                                  3.3             3.0
                                                             -----           -----
Operating income                                               1.3             2.1
Interest expense, net                                          4.7             1.6
Other (income) expense, net                                     --              --
                                                             -----           -----
(Loss) income before income taxes                             (3.4)            0.5
Income tax (benefit) expense                                  (1.4)            0.3
                                                             -----           -----
 Net (loss) income                                            (2.0)            0.2
                                                             =====           =====



THREE MONTHS ENDED MARCH 29, 1998 VS. THREE MONTHS ENDED MARCH 30, 1997

Net sales increased by $584,000, or 0.5%, to $110.4 million in 1998 from $109.9 million in 1997. The increase was due primarily to growth in the Company's store base. Comparable store sales decreased by 1.6%, due in part to weather factors in California (the El Nino rains), where a substantial portion of the Company's stores are located.

There were 556 stores open at March 29, 1998 compared to 547 at March 30, 1997. During 1998, the Company opened 14 new stores (including the relocation of 8 stores) and closed 10 stores (including the relocations).

Gross profit decreased by $1.4 million, or 3.1%, to $45.1 million in 1998 from $46.6 million in 1997, due primarily to a decrease in the gross profit margin. Gross profit margin decreased in 1998 compared to 1997 as a result of a planned move towards more competitive pricing in several markets, as well as lower purchasing incentives provided by vendors relating to store remodeling.

Selling, general and administrative expenses decreased by $936,000, or 2.3%, to $40.1 million in 1998 from $41.0 million in 1997, and as a percentage of sales decreased to 36.3% in 1998 from 37.3% in 1997. The decreases were due primarily to a 1997 program ("The All New Chief" program) that had no equivalent in 1998, resulting in lower store labor costs and net advertising expense in 1998 than in 1997. The program was comprised of an institutional advertising program broadcast in the Los Angeles market and additional staffing at stores in that market. The program was designed to emphasize the extensive remodeling of stores in that market, and the related additional inventory and additional store staffing to better serve customers.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $447,000, or 8.1%, to $5.1 million in 1998 from $5.5 million in 1997, due to the factors discussed above. EBITDA is used by the Company for

                         Management's Discussion, cont.





the purpose of analyzing operating performance, leverage and liquidity. Additionally, the indenture under which the Senior Notes were issued and the $100 million Revolving Credit Loan contain various restrictive covenants which are derived from EBITDA as defined in each of those agreements. EBITDA is not a measure of financial performance under generally accepted accounting principles, and should not be considered as an alternative to net income as an indicator of the Company's operating performance.

Depreciation and amortization expense increased by $323,000, or 9.9%, to $3.6 million in 1998 from $3.3 million in 1997. This increase was primarily due to an increase in the depreciable asset base, including leasehold improvements and furniture and equipment, resulting from an extensive store remodeling program that was ongoing throughout fiscal 1996 and which was completed early in 1997, as well as to an increase in the number of stores open.

Interest expense increased by $3.5 million, or 194.0%, to $5.2 million in 1998 from $1.8 million in 1997. This increase was due primarily to the sale of the Senior Notes in May 1997, which resulted in an increase to long-term debt.

Net income decreased by $2.3 million, to a loss of $2.2 million in 1998 from $170,000 in 1997, due to the factors discussed above.



LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL CONDITION

The Company utilizes funds generated from operations and borrowings under credit facilities to meet working capital requirements (principally merchandise inventory) and to fund capital expenditures (principally the opening of new stores, remodeling and expansion of existing stores, information systems improvements and distribution center improvements). At March 29, 1998, the Company had net working capital of $78.7 million (compared to $70.8 million at December 28, 1997) and $36.7 million available for borrowing under the $100 million Revolving Credit Loan.

During 1998, the Company used $7.8 million in operating activities, primarily to increase merchandise inventory in conjunction with the relocation of its California warehouse distribution center to a new facility (discussed below). Funding for the inventory increase was provided by both trade credit and through $12.4 million from borrowings under the $100 million Revolving Credit Loan, which also was used to fund $4.2 million of capital expenditures and to otherwise service working capital requirements.

The Company completed the process of relocating its Cerritos, California warehouse distribution center to a new facility in Ontario, California during 1998. The new facility consists of 447,000 square feet, as compared to 304,000 at the Cerritos location. Both of these facilities are leased under operating leases. The remaining lease commitment for the Cerritos location will be absorbed through a sublet arrangement, and as such there should be minimal future cash outlays for this location after the sublet has commenced. The lease commitment for the Ontario location (initial term of ten years, plus options) will be funded by operations. In February 1998, the Ontario warehouse distribution center became fully operational, and in April the Cerritos location was vacated and physical possession was given to the subtenant.

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

The Company plans to expand its commercial sales program during 1998. Marketed as the Professional Parts Warehouse ("PPW"), the commercial sales program is directed towards the professional installer segment. As of March 29, 1998, the Company had 38 PPW locations, three of which were added during 1998. The Company plans to add more commercial locations during 1998, and to add approximately 3,000 to 4,000 new items to the stock keeping

                         Management's Discussion, cont.


units ("SKUs") at existing PPW locations, such that the typical commercial location will carry approximately 24,000 to 25,000 SKUs. Chief's stores with commercial sales capability generally stock approximately 21,000 SKUs, compared to an average of 17,000 SKUs in other Company stores.

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

During 1997, the Company completed the installation of portable radio frequency ("RF") computer terminals in all stores to reduce labor, increase productivity and facilitate inventory management. Enhancements are expected to be added to the RF terminals during 1998 to allow for further inventory management capabilities, the cost of which will primarily be in-house. The Company expects to upgrade its IBM AS/400 during 1998 to facilitate technological growth. Additionally, Chief expects to install several major information systems improvements during 1998. The most significant systems improvements are the replacement of the primary information system components, including major financial, merchandising and distribution systems, at an estimated total cost of approximately $3.0 million. The new systems are currently in process and are expected to be phased in during 1998. The Company also expects to begin a phased-in implementation of a new store point-of-sale system late in 1998, from which point all new stores are expected to be equipped with the new system; existing stores are expected to receive the new system in phases over the following three years.

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

                         Management's Discussion, cont.



FORWARD-LOOKING STATEMENTS

The information discussed above in Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements regarding matters that are not historical facts (including statements as to plans, beliefs, intentions, anticipations or expectations of the Company) which are forward-looking statements. Because such forward-looking statements include risks, uncertainties and contingencies, including those risks discussed in
Exhibit 99.1 to the Company's Annual Report on Form 10-K for the year ended December 28, 1997, which is incorporated herein by reference, the Company's actual results could differ materially from those discussed above. Forward-looking statements speak only as of the date on which such statement is made. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the result of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

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

      10.1 Second Amendment to the Chief Auto Parts Inc. 1994 Executive Option Plan. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 28, 1997.

      10.2 First Amendment to the Chief Auto Parts Inc. 1997 Employee Option Plan. Incorporated by reference to Exhibit 10.2 to the Company's Form 10-K for the year ended December 28, 1997.

      10.3 Chief Auto Parts Inc. Severance Plan in the Event of Change of Control. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 28, 1997.

      27.1    Financial Data Schedule (electronic filing only).

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed for the quarterly period ended March 29, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CHIEF AUTO PARTS INC.



Date:    May 12, 1998             /s/  Thomas A. Hough
                                  ----------------------------------------------

                                  Thomas A. Hough
                                  Senior Vice President - Finance, Treasurer, and Chief Financial Officer
                                  (Principal Financial Officer)


Date:    May 12, 1998             /s/  Patrick J. Corbett
                                  ----------------------------------------------

                                  Patrick J. Corbett
                                  Director of Financial Reporting
                                  (Principal Accounting Officer)

                              CHIEF AUTO PARTS INC.
                                INDEX TO EXHIBITS



                      LIST OF EXHIBITS FILED WITH FORM 10-Q
                       FOR THE PERIOD ENDED MARCH 29, 1998


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

      10.1    Second Amendment to the Chief Auto Parts Inc. 1994 Executive
              Option Plan. Incorporated by reference to Exhibit 10.1 to the Company's Form 10-K for the year ended December 28, 1997.

      10.2    First Amendment to the Chief Auto Parts Inc. 1997 Employee Option
              Plan. Incorporated by reference to Exhibit 10.2 to the Company's
              Form 10-K for the year ended December 28, 1997.

      10.3    Chief Auto Parts Inc. Severance Plan in the Event of Change of
              Control. Incorporated by reference to Exhibit 10.3 to the Company's Form 10-K for the year ended December 28, 1997.

      27.1    Financial Data Schedule (electronic filing only).
